Form 10-Q
period 1993-12-31
CIVISTA CORP
filed 1994-02-11
CIK 831486

- -----------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
                 ---------------------------------------------
                 QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended December 31, 1993          Commission file no. 0-17180


                            THE CIVISTA CORPORATION
- -----------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             OHIO                                        34-1574988
- ----------------------------------              -----------------------------
(STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NO.)

100 CENTRAL PLAZA SOUTH, CANTON, OHIO                  44702-1403
- ----------------------------------------        -----------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)               (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:     (216) 456-7757
                                                     ---------------------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.  Yes X   No___.
                                       ___

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



            Class                            Outstanding at February 1, 1994
- ------------------------------------      -----------------------------------
  Common Stock, without par value                         3,492,304 shares

                            THE CIVISTA CORPORATION

                                     INDEX


                                                                                                  Page No.
                                                                                                  --------
Part I.   Financial Information

   Item 1:    Financial Statements

      Consolidated Statements of Condition
          December 31, 1993 and September 30, 1993  . . . . . . . . . . . . . . . . . . . . . . . .   3

      Consolidated Statements of Operations
          Three-Months Ended December 31, 1993 and 1992 . . . . . . . . . . . . . . . . . . . . . .   4

      Consolidated Statements of Cash Flows
          Three-Months Ended December 31, 1993 and 1992 . . . . . . . . . . . . . . . . . . . . . .   5

      Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . .   7

   Item 2:    Management's Discussion and Analysis of
              Financial Condition and Results of Operations . . . . . . . . . . . . . . . . . . . .   8

Part II.  Other Information . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  11

   Item 6:    Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . .  11

      Exhibit Index   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12

      Computation of Earnings Per Share   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13

      Review by Independent Auditors  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  14

                         PART I - FINANCIAL INFORMATION
                            THE CIVISTA CORPORATION
                      CONSOLIDATED STATEMENTS OF CONDITION


                                                                      Unaudited
                                                                   --------------
                                                                    December 31,             September 30,
     Assets                                                             1993                      1993
     ------                                                       ----------------         -----------------
Cash including short-term cash investments of
   $8,238,721 and $6,537,815, respectively                        $     24,003,454               19,189,901
Investment securities with market values of
   $145,592,000 and $154,378,000, respectively                         143,119,959              151,134,497

Mortgage-backed securities with market values of
   $88,024,000 and $83,813,000, respectively                            87,769,937               82,685,272
Mortgage loans, net                                                    478,582,299              478,136,520
Mortgage loans, available for sale, with market value
   of $1,524,000                                                         1,517,200                       --
Other loans, net                                                        23,599,063               23,821,520
                                                                  ----------------         ----------------
        Total mortgage-backed securities and
            loans receivable, net                                      591,468,499              584,643,312
                                                                  ----------------         ----------------

Accrued interest receivable, net                                         4,399,066                5,063,846
Real estate acquired in settlement of loans, net                         1,370,209                1,449,456
Real estate investment property, net                                    13,446,292               13,543,632
Federal Home Loan Bank stock                                             5,618,100                5,618,200
Office properties and equipment, net                                     6,332,355                6,284,520
Real estate development assets, net                                      8,930,473                9,385,979
Other assets                                                             2,062,257                2,701,953
                                                                  ----------------         ----------------
        Total assets                                              $    800,750,664              799,015,296
                                                                  ================         ================

     Liabilities and Shareholders' Equity
     ------------------------------------

Customer deposits                                                 $    691,354,938              684,068,900
Notes payable to Federal Home Loan Bank                                  3,323,310               14,327,037
Mortgage loans payable                                                   9,106,514                9,133,871
Advance payments by borrowers for taxes and insurance                    4,650,526                2,991,037
Other liabilities                                                        7,536,418                5,533,314
                                                                  ----------------         ----------------
        Total liabilities                                              715,971,706              716,054,159
                                                                  ----------------         ----------------

Shareholders' equity:
   Serial preferred stock, without par value;
     authorized and unissued 5,000,000 shares                                   --                       --
   Common shares, without par value, 5,000,000 shares
     authorized; 3,500,552 and 3,493,352 shares issued,
     respectively                                                       11,810,930               11,751,380
   Retained earnings, substantially restricted                          73,034,324               71,276,053
   Treasury shares, 8,248 shares, at cost                          (        66,296)         (        66,296)
                                                                  ----------------         ----------------
        Total shareholders' equity                                      84,778,958               82,961,137
Commitments (note 2)
                                                                  ----------------         ----------------
        Total liabilities and shareholders' equity                $    800,750,664              799,015,296
                                                                  ================         ================


See accompanying notes to consolidated financial statements.

                            THE CIVISTA CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                   Unaudited
                                                                       -----------------------------------
                                                                         Three-Months Ended December 31,
                                                                       -----------------------------------

                                                                          1993                      1992
                                                                        --------                  --------
Interest on mortgage and other loans                               $   10,543,178               11,433,621
Interest on mortgage-backed securities                                  1,269,830                1,705,712
Interest on investment securities                                       1,877,140                1,204,683
Other interest and dividend income                                        132,497                  235,128
                                                                   --------------           --------------
     Total interest income                                             13,822,645               14,579,144

Interest on customer deposits                                           5,896,253                6,257,523
Interest on notes payable to Federal Home Loan Bank
   and other borrowings                                                   274,751                  244,947
                                                                   --------------           --------------
     Total interest expense                                             6,171,004                6,502,470
                                                                   --------------           --------------

     Net interest income                                                7,651,641                8,076,674
                                                                   --------------           --------------
Provision for loan losses                                                  57,989                  241,478
                                                                   --------------           --------------

     Net interest income after provision for loan losses                7,593,652                7,835,196
                                                                   --------------           --------------

Other income:
   Real estate operations                                               1,125,208                  998,887
   Real estate development sales                                          332,981                  466,208
   Data processing sales and service                                    1,091,186                1,457,091
   Commissions on annuity and mutual fund sales                           350,378                  281,527
   Investment security gains, net                                          15,625                      625
   Gains on sales of mortgage loans and
     mortgage-backed securities, net                                           --                      419
   Customer service fees                                                  289,030                  301,235
   Other income                                                           124,475                  289,447
                                                                   --------------           --------------
     Total other income                                                 3,328,883                3,795,439

Other expenses:
   Compensation and related expenses                                    3,024,597                3,027,900
   Office occupancy                                                       728,648                  789,478
   Deposit insurance premiums                                             386,578                  360,578
   Ohio financial institution tax                                         306,630                  259,757
   Real estate operations                                                 762,364                  819,819
   Cost of real estate development sales                                  323,135                  419,880
   Other expense                                                          947,005                1,492,194
                                                                   --------------           --------------
     Total other expenses                                               6,478,957                7,169,606
                                                                   --------------           --------------

     Earnings before federal income taxes                               4,443,578                4,461,029
Federal income taxes                                                    1,463,000                1,523,000
                                                                   --------------           --------------

     Net earnings                                                  $    2,980,578                2,938,029
                                                                   ==============           ==============

Net earnings per share                                                  $     .82                      .82
                                                                        =========                 ========

Cash dividends per share                                                $     .35                      .23 3/4
                                                                        =========                 ========

See accompanying notes to consolidated financial statements

                            THE CIVISTA CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                        THREE-MONTHS ENDED DECEMBER 31,

                                                                                    Unaudited
                                                                   ------------------------------------------
Operating activities:                                                       1993                      1992
                                                                          --------                  --------
Net earnings                                                       $     2,980,578                 2,938,029
   Adjustments to reconcile net earnings
     to net cash provided by operating activities:
        Decrease in accrued interest receivable                            664,780                   645,192
        Provision for loan losses                                           57,989                   241,478
        Depreciation and amortization                                      411,971                   337,314
        Federal Home Loan Bank stock dividend                       (       63,000)            (      64,100)
        Increase in federal income taxes                                 1,411,652                   867,744
        Investment security gains, net                              (       15,625)            (         625)
        Increase (decrease) in deferred loan
           origination fees, net                                    (       98,913)                   89,823
        Amortization of deferred loan origination fees              (      443,299)            (     306,347)
        Gains on sales of real estate
          acquired in settlement of loans, net                      (        8,237)            (      13,754)
        Investment securities available for sale:
          Purchases                                                 (    6,000,000)            (     500,000)
          Proceeds from sales                                            6,015,625                   500,625
        Mortgage loans available for sale:
          Proceeds from sales                                                   --                    83,719
          Originations                                              (    1,517,200)            (      83,300)
        Principal collected on mortgage-backed
          securities available for sale                                         --                 4,932,699
        Proceeds from sales of other loans                                 426,976                   443,977
        Other                                                            1,259,383                   178,698
                                                                   ---------------            --------------
                  Net cash provided by operating activities              5,082,680                10,291,172
                                                                   ---------------            --------------

Investing activities:
   Proceeds from maturities of investment securities                    11,934,278                13,948,573
   Purchases of investment securities                               (    3,967,139)            (  18,734,892)
   Principal collected on mortgage loans                                31,472,229                23,062,663
   Principal collected on mortgage-backed securities                     4,262,041                 1,633,700
   Principal collected on other loans                                    3,979,160                 3,946,936
   Mortgage loan originations                                       (   31,288,897)            (  35,986,175)
   Other loan originations                                          (    4,183,735)            (   3,854,326)
   Purchase of mortgage loans                                                   --             (     156,715)
   Purchase of mortgage-backed securities                           (    9,346,706)                       --
   Purchase of office properties and equipment, net                 (      247,873)            (      97,513)
   Proceeds from sales of real estate acquired
     in settlement of loans                                                 87,484                   297,927
   Proceeds from sales of real estate investment property                       --                   339,529
   Investment in real estate investment property                    (      118,987)            (     208,012)
   Redemption of Federal Home Loan Bank stock                               63,100                    60,500
   Sales of real estate development assets                                 332,981                   466,208
   Decrease (increase) in real estate development assets                     1,251             (       9,030)
                                                                   ---------------            --------------
                  Net cash provided (used)
                    by investing activities                              2,979,187             (  15,290,627)
                                                                   ---------------            --------------

                                                                                                 (Continued)



                            THE CIVISTA CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                        THREE-MONTHS ENDED DECEMBER 31,

                                                                                      Unaudited
                                                                       ----------------------------------------
                                                                            1993                      1992
                                                                          --------                  --------
Financing activities:
   Net increase in customer transaction and
     savings accounts                                                   12,195,804                20,960,276
   Proceeds from sales of certificates of deposit                        4,713,395                 4,345,560
   Payments for maturing certificates of deposit                    (    9,623,161)            (  14,728,747)
   Principal payments on mortgage loans payable                     (       27,357)            (      24,698)
   Cash dividends                                                   (    1,222,307)            (     825,907)
   Stock options exercised                                                  59,550                   101,400
   Borrowings from the Federal Home Loan Bank                           13,600,000                        --
   Repayments to the Federal Home Loan Bank                         (   24,603,727)            (       3,727)
   Net increase in advance payments by
     borrowers for taxes and insurance                                   1,659,489                 1,572,278
                                                                   ---------------            --------------
                 Net cash provided (used) by
                     financing activities                           (    3,248,314)               11,396,435
                                                                   ---------------            --------------

                 Net increase in cash
                     and cash equivalents                                4,813,553                 6,396,980

Cash and cash equivalents at beginning of period                        19,189,901                36,682,364
                                                                   ---------------            --------------

Cash and cash equivalents at end of period                         $    24,003,454                43,079,344
                                                                   ===============            ==============

Supplemental disclosure of cash flow information
   Cash paid during the period for:
     Interest on customer deposits and borrowings                  $     6,292,414                 6,598,064
                                                                   ===============            ==============
     Federal income taxes                                          $       100,605                   655,256
                                                                   ===============            ==============

Supplemental schedule of non-cash
   investing and financing activities
     Real estate acquired in settlement of loans                   $            --                   155,032
                                                                   ===============            ==============


See accompanying notes to consolidated financial statements.

                            THE CIVISTA CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1993




(1) The CIVISTA Corporation is a unitary savings and loan holding company whose principal asset is the common stock of its wholly owned subsidiary, Citizens Savings Bank of Canton. In addition, CIVISTA owns all of the common stock of The CASNET Group, Inc., Crest Investments, Inc. and Citizens Investment Corporation; two apartment complexes and short-term investments. As discussed in the Annual Report to Shareholders, Citizens Savings Bank of Canton paid a non-cash dividend to CIVISTA of 100% of the stock of its wholly owned subsidiary, Citizens Savings Corporation on January 1, 1994.

(2) Outstanding commitments to fund mortgage loans aggregated $12,619,000 and $11,308,000 at December 31, 1993 and September 30, 1993, respectively.
      At December 31, 1993, CIVISTA had commitments to purchase $4,460,000 of mortgage-backed securities. CIVISTA also had commitments to fund consumer home equity and credit card lines of credit of $31,730,000 and $30,820,000 at December 31, 1993 and September 30, 1993, respectively. CIVISTA expects a significant portion of these lines of credit to remain undrawn. At December 31, 1993, CIVISTA had commitments to sell mortgage loans totalling $1,517,200.

(3) Management believes that the interim consolidated financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the December 31, 1993 statement of condition and the results of operations for the three-months ended December 31, 1993 and 1992.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



FINANCIAL CONDITION

At December 31, 1993, mortgage loans totaled $478.6 million which was only slightly greater than the amount outstanding at September 30, 1993. During the first quarter of fiscal 1994, principal collections and loan payoffs continued at record levels. Principal collections and loan payoffs on mortgage loans held for investment increased $8.4 million compared to the first quarter of
fiscal 1993.    The refinancing activity has continued to affect the adjustable rate loan portion of the portfolio. Since September 30, 1993, adjustable rate loans have declined approximately $6 million to $114 million. At December 31, 1993, fixed rate loans amounted to 77% of total mortgage loans.

At December 31, 1993, 37% of the mortgage loan portfolio consisted of loans with original terms of fifteen years or less. The shorter maturities of these loans are advantageous to CIVISTA since they materially reduce the average life of the mortgage loan portfolio. These shorter maturity loans better match CIVISTA's customer deposit liabilities and provide a higher level of amortization than thirty-year loans.

Mortgage-backed securities grew $5.1 million during the quarter as a result of the purchase of $9.3 million of mortgage-backed securities with ten-year maturities. During the first quarter of fiscal 1994, principal collections and loan payoffs on mortgage-backed securities held for investment increased $2.6 million compared to the first quarter of fiscal 1993.

Customer deposits increased $7.3 million during the three-month period as a result of interest credits of $6.0 million and net cash inflows of $1.3 million. Due to the current lower interest rates, funds from certificates of deposit continue to be transferred, at maturity, to passbooks or transaction accounts. After consideration of interest credited on customer deposits, passbook savings and transaction accounts have increased $12.7 million since September 30, 1993. During the same period, certificates of deposit have decreased $4.9 million. At December 31, 1993, passbook savings and transaction accounts aggregated $447.7 million or 65% of total customer deposits and certificates of deposit aggregated $243.7 million or 35% of total customer deposits.

At December 31, 1993, cash, short-term cash investments and investment securities totaled $167,123,413 or 20.9% of total assets. At September 30, 1993, these liquid assets represented 21.3% of total assets. CIVISTA has been maintaining a higher than normal portfolio of liquid assets as a hedge against higher interest rates. If interest rates begin to rise, the yields on liquid assets will adjust quickly and help offset increased interest on customer deposits. In spite of this practice, liquidity was higher than planned due to cash flows in excess of loan demand.

The other loan balance has decreased mainly due to the sale of approximately $427,000 of college loans.

Real estate development assets consist primarily of two on-going developments. These projects are a tract of 54 residential lots known as Enclave Mountain Estates in La Quinta, California and a development of 37 residential homes in Indio, California. As of December 31, 1993, sales have been closed on sixteen of the lots and sales contracts have been signed on all of the residential homes of which thirty-four have closed.

During the quarter, CIVISTA used $13.6 million of short-term advances from the Federal Home Loan Bank for short-term cash management purposes. At December 31, 1993, $3 million of these advances remained outstanding.

Advance payments by borrowers increased due to seasonal real estate tax payments.

Other liabilities increased principally as the result of the accrual of $1.5 million of federal income tax during the quarter.

CIVISTA has a very strong capital position. At December 31, 1993, shareholders' equity was $84,778,958 which represented 10.6% of assets and 11.8% of liabilities. Citizens Savings Bank had shareholder's equity totalling 8.1% of its assets and 8.9% of its liabilities at December 31, 1993. Citizens Savings Bank's compliance with the capital requirements in effect at December 31, 1993 is as follows (000's omitted):


                                                                       Tier 1         Tier 1         Total
                                         Tangible       Leverage      Leverage      Risk-Based    Risk-Based
                                         Capital        Capital        Capital        Capital       Capital
                                        ---------      ---------      ---------      ---------     ---------
Capital determined under generally
  accepted accounting principles      $   62,865         62,865         62,865        62,865         62,865

Adjustments:
  Investments in and advances
    to certain subsidiaries
    required to be deducted            (   1,039)     (   1,039)     (   1,039)     (  1,039)      (  1,039)
  Assets required to be deducted              --             --             --            --       (    202)
  General valuation reserves                  --             --             --            --          2,798
                                      ----------     ----------     ----------     ---------      ---------
Regulatory capital                        61,826         61,826         61,826        61,826         64,422

Minimum capital requirement               11,556         23,113         38,521        20,698         27,597
                                      ----------     ----------     ----------     ---------      ---------

Excess regulatory capital             $   50,270         38,713         23,305        41,128         36,825
                                      ==========     ==========     ==========     =========      =========

Adjusted or risk-weighted
  assets applicable to
  calculation                         $  770,418        770,418        770,418       344,966        344,966
                                      ==========     ==========     ==========     =========      =========

Capital ratio                               8.02%          8.02%          8.02%        17.92%         18.67%
                                      ==========     ==========     ==========     =========      =========

Required minimum
  regulatory capital                        1.50%          3.00%                                       8.00%
                                      ==========     ==========                                   =========

Ratio required to meet the
  well capitalized definition                                             5.00%         6.00%         10.00%
                                                                    ==========     =========      =========


If the fully phased-in capital requirements which Citizens Savings Bank is required to meet on July 1, 1996 had been in effect at December 31, 1993, Citizens Savings Bank would have been in compliance.

RESULTS OF OPERATIONS

The following is a discussion of the significant factors which produced the differences in operating results for the period of this report as compared with the same period one year ago.

THREE-MONTHS ENDED DECEMBER 31, 1993

Interest on loans decreased approximately $890,000 from the same period one year ago. This decrease is directly related to the decrease in mortgage loan yield from 8.7% for the quarter ended December 31, 1992 to 7.9% for the quarter ended December 31, 1993. Average balances on mortgage loans decreased approximately $442,000 from the same quarter last year.

Interest on mortgage-backed securities decreased from the same period one year ago. Average balances on mortgage-backed securities decreased approximately $5.2 million from the same quarter last year. In addition, there was a decrease in yield from 7.8% for the quarter ended December 31, 1992 to 6.2% for the quarter ended December 31, 1993.

Interest on investment securities increased as a result of significantly higher average investments. The average outstanding balance on investment securities increased from $88.4 million for the quarter ended December 31, 1992 to $142.9 million for the quarter ended December 31, 1993, while yields decreased for the same periods from 5.5% to 5.3%. Other interest and dividend income decreased as a result of lower average investments and lower yields on the short-term cash investments. The average investments in Federal Home Loan Bank overnight deposits and other short-term investments decreased by approximately $13.9 million.

Interest expense on customer accounts decreased approximately $361,000. The first quarter of fiscal 1994 reflects the decline in interest rates and the continued shift of maturing certificates of deposit into passbooks or transaction accounts. For the quarter ended December 31, 1993, interest expense on customer accounts averaged 3.4%. This is a decrease from the 3.8% average interest rate paid on customer accounts for the quarter ended December 31, 1992. The impact of the decrease in average interest rates from 3.8% to 3.4% was partially offset by the increase in average total customer balances from $665.0 million to $687.1 million for the three-month periods ended December 31, 1992 and 1993.

During the quarter ended December 31, 1993, CIVISTA closed sales on three of the Park Madison homes. This compared with two Park Madison closings during the quarter ended December 31, 1992. CIVISTA also closed sales on one of the Enclave Mountain Estate lots during the quarter ended December 31, 1992.

Data processing sales and service income decreased approximately $366,000. This decrease resulted from a $428,000 decline in revenue from traditional savings and loan customers. This decrease was offset by a net increase of approximately $90,000 in microfiche sales and the sales and installation of interactive voice response systems.

Other expense declined as a result of reduced expenses on foreclosed real estate, real estate development assets and a variety of individually insignificant reductions in other expense accounts.

                          PART II - OTHER INFORMATION

Item 6:  Exhibits and Reports on Form 8-K

         (a) Exhibits

             11.1 Computation of Earnings Per Share

             15.1 Review by Independent Auditors

         (b) Reports on Form 8-K

             Not applicable.



                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            THE CIVISTA CORPORATION


Date    February 11, 1994                 /s/Jack R. Gravo
      -----------------------------       --------------------------------
                                          Jack R. Gravo, President
                                          (Chief Financial and Accounting
                                          Officer)


                                          /s/David A. Sarver
                                          --------------------------------
                                          David A. Sarver, Treasurer

                                 EXHIBIT INDEX

                                                                                                        PAPER (P)
 EXHIBIT                                                                                            OR ELECTRONIC (E)
 -------                                                                                            -----------------
 11.1    Computation of Earnings Per Share  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         E

 15.1    Review by Independent Auditors . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         E
