Form 10-Q
period 1994-03-31
CIVISTA CORP
filed 1994-05-13
CIK 831486

- - -------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
                 ---------------------------------------------
                 QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended March 31, 1994                Commission file no. 0-17180


                            THE CIVISTA CORPORATION
- - -------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                OHIO                                            34-1574988
- - -------------------------------------                     ---------------------
  (STATE OR OTHER JURISDICTION OF                           (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)                          IDENTIFICATION NO.)

100 CENTRAL PLAZA SOUTH, CANTON, OHIO                           44702-1403
- - -------------------------------------                     ---------------------
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                        (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:           (216) 456-7757
                                                          ---------------------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No    .
                                       ----    ----

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


            Class                                 Outstanding at May 1, 1994
- - ----------------------------------              ------------------------------
  Common Stock, without par value                      3,492,904 shares

                            THE CIVISTA CORPORATION

                                     INDEX


                                                                        Page No.
                                                                        --------
Part I.   Financial Information

   Item 1:    Financial Statements

      Consolidated Statements of Condition
          March 31, 1994 and September 30, 1993 . . . . . . . . . . . . .   3

      Consolidated Statements of Operations
          Three Months and Six Months Ended March 31, 1994 and 1993 . . .   4

      Consolidated Statements of Cash Flows
          Six Months Ended March 31, 1994 and 1993  . . . . . . . . . . .   5

      Notes to Consolidated Financial Statements  . . . . . . . . . . . .   7

   Item 2:    Management's Discussion and Analysis of
              Financial Condition and Results of Operations . . . . . . .   8

Part II.  Other Information . . . . . . . . . . . . . . . . . . . . . . .  11

   Item 6:    Exhibits and Reports on Form 8-K  . . . . . . . . . . . . .  11

      Exhibit Index   . . . . . . . . . . . . . . . . . . . . . . . . . .  12

      Computation of Earnings Per Share   . . . . . . . . . . . . . . . .  13

      Review by Independent Auditors  . . . . . . . . . . . . . . . . . .  14

                                 PART I - FINANCIAL INFORMATION
                                    THE CIVISTA CORPORATION
                              CONSOLIDATED STATEMENTS OF CONDITION


                                                                      Unaudited
                                                                   --------------
                                                                      March 31,              September 30,
     Assets                                                             1994                      1993
     ------                                                       ----------------         -----------------
Cash including short-term cash investments of
   $9,387,576 and $6,537,815, respectively                        $     25,533,777               19,189,901
Investment securities with market values of
   $150,846,000 and $154,378,000, respectively                         151,119,014              151,134,497

Mortgage-backed securities, net with market values of
   $90,005,000 and $83,813,000, respectively                            92,280,663               82,685,272
Mortgage loans, net                                                    480,525,565              478,136,520
Other loans, net                                                        22,733,617               23,821,520
                                                                  ----------------         ----------------
        Total mortgage-backed securities and
            loans receivable, net                                      595,539,845              584,643,312
                                                                  ----------------         ----------------

Accrued interest receivable, net                                         4,931,338                5,063,846
Real estate acquired in settlement of loans, net                         1,347,292                1,449,456
Real estate investment property, net                                    12,803,030               13,543,632
Federal Home Loan Bank stock                                             5,683,900                5,618,200
Office properties and equipment, net                                     6,173,379                6,284,520
Real estate development assets, net                                      8,094,394                9,385,979
Other assets                                                             3,423,174                2,701,953
                                                                  ----------------         ----------------
        Total assets                                              $    814,649,143              799,015,296
                                                                  ================         ================

     Liabilities and Shareholders' Equity
     ------------------------------------

Customer deposits                                                 $    697,496,464              684,068,900
Notes payable to Federal Home Loan Bank                                 11,323,310               14,327,037
Mortgage loans payable                                                   9,078,472                9,133,871
Advance payments by borrowers for taxes and insurance                    3,109,447                2,991,037
Other liabilities                                                        6,357,773                5,533,314
                                                                  ----------------         ----------------
        Total liabilities                                              727,365,466              716,054,159
                                                                  ----------------         ----------------

Shareholders' equity:
   Serial preferred stock, without par value;
     authorized and unissued 5,000,000 shares                                  --                       --
   Common shares, without par value, 5,000,000 shares
     authorized; 3,501,152 and 3,493,352 shares issued,
     respectively                                                       11,819,481               11,751,380
   Retained earnings, substantially restricted                          75,560,382               71,276,053
   Valuation allowance on mortgage-backed securities               (        29,890)                     --
   Treasury shares, 8,248 shares, at cost                          (        66,296)         (        66,296)
                                                                  ----------------         ----------------
        Total shareholders' equity                                      87,283,677               82,961,137
Commitments (note 2)
                                                                  ----------------         ----------------
        Total liabilities and shareholders' equity                $    814,649,143              799,015,296
                                                                  ================         ================

See accompanying notes to consolidated financial statements.


                                    THE CIVISTA CORPORATION
                             CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                            Unaudited
                                               -----------------------------------------------------------------
                                               Three Months Ended March 31,           Six Months Ended March 31,
                                               ----------------------------           --------------------------
                                                   1994             1993                 1994            1993
                                                 --------         --------             --------        --------
Interest on mortgage and other loans          $10,149,032       11,224,488            20,692,210       22,658,109
Interest on mortgage-backed securities          1,337,901        1,409,841             2,607,731        3,115,553
Interest on investment securities               1,821,197        1,056,662             3,698,337        2,261,345
Other interest and dividend income                138,784          344,927               271,281          580,055
                                              -----------      -----------           -----------      -----------
     Total interest income                     13,446,914       14,035,918            27,269,559       28,615,062

Interest on customer deposits                   5,705,518        5,949,253            11,601,771       12,206,776
Interest on notes payable to Federal
  Home Loan Bank and other borrowings             309,538          245,106               584,289          490,053
                                              -----------      -----------           -----------      -----------

     Total interest expense                     6,015,056        6,194,359            12,186,060       12,696,829
                                              -----------      -----------           -----------      -----------

     Net interest income                        7,431,858        7,841,559            15,083,499       15,918,233
                                              -----------      -----------           -----------      -----------
Provision for loan losses                          44,435          183,380               102,424          424,858
                                              -----------      -----------           -----------      -----------

     Net interest income after provision
       for loan losses                          7,387,423        7,658,179            14,981,075       15,493,375
                                              -----------      -----------           -----------      -----------

Other income:
   Real estate operations                       1,044,253        1,011,779             2,169,461        2,010,666
   Real estate development sales                  326,050          242,181               659,031          708,389
   Data processing sales and service            1,069,856        1,480,759             2,161,042        2,937,850
   Commissions on annuity and mutual fund sales   354,822          327,928               705,200          609,455
   Investment security gains, net                 713,450               --               729,075              625
   Gains on sales of mortgage loans and
     mortgage-backed securities, net               43,467        1,093,531                43,467        1,093,950
   Customer service fees                          267,169          260,482               556,199          561,717
   Other income                                   366,057          171,779               490,532          461,226
                                              -----------      -----------           -----------      -----------
     Total other income                         4,185,124        4,588,439             7,514,007        8,383,878

Other expenses:
   Compensation and related expenses            3,101,696        3,102,029             6,126,293        6,149,201
   Office occupancy                               699,189          803,846             1,427,837        1,593,324
   Deposit insurance premiums                     394,258          201,770               780,836          562,348
   Ohio financial institution tax                 277,240          249,445               583,870          509,202
   Real estate operations                         751,474          774,402             1,513,838        1,594,221
   Cost of real estate development sales          340,869          204,064               664,004          623,944
   Provision for real estate losses               564,487           50,000               564,487           50,000
   Other expense                                1,125,046        1,349,671             2,072,051        2,822,593
                                              -----------      -----------           -----------      -----------
     Total other expenses                       7,254,259        6,735,227            13,733,216       13,904,833
                                              -----------      -----------           -----------      -----------

     Earnings before federal income taxes       4,318,288        5,511,391             8,761,866        9,972,420
Federal income taxes                            1,443,000        1,832,000             2,906,000        3,355,000
                                              -----------      -----------           -----------      -----------

     Net earnings                             $ 2,875,288        3,679,391             5,855,866        6,617,420
                                              ===========      ===========           ===========      ===========

Net earnings per share                             $  .78             1.02                  1.60             1.84
                                                   ======           ======                ======           ======

Cash dividends declared per share                  $  .10           .08 3/4                  .45           .32 1/2
                                                   ======           ======                 =====           ======


See accompanying notes to consolidated financial statements.

                                    THE CIVISTA CORPORATION
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   SIX MONTHS ENDED MARCH 31,
                                                                                  Unaudited
                                                                   -----------------------------------------
Operating activities:                                                       1994                      1993
                                                                          --------                  --------
   Net earnings                                                    $     5,855,866                 6,617,420
   Adjustments to reconcile net earnings
     to net cash provided by operating activities:
        Decrease in accrued interest receivable                            132,508                   629,462
        Provision for loan losses                                          102,424                   424,858
        Provision for real estate losses                                   564,487                    50,000
        Depreciation and amortization                                      826,336                   818,190
        Federal Home Loan Bank stock dividend                       (      128,800)            (     126,500)
        Investment security gains, net                              (      729,075)            (         625)
        Increase (decrease) in deferred loan
          origination fees, net                                     (       96,057)                  138,729
        Amortization of deferred loan origination fees              (      626,479)            (     512,361)
        Gains on sales of real estate
          acquired in settlement of loans, net                      (        9,870)            (      57,805)
        Investment securities available for sale:
          Purchases                                                 (    6,000,000)            (     500,000)
          Proceeds from sales                                            6,733,875                   500,625
        Mortgage loans available for sale:
          Proceeds from sales                                            3,982,684                    83,719
          Gains on sales                                            (       43,467)            (         419)
          Originations                                              (    3,939,217)            (      83,300)
        Mortgage-backed securities available for sale:
          Principal collected                                                   --                 9,100,900
          Proceeds from sales                                                   --                26,512,660
          Gains on sales                                                        --             (   1,093,531)
        Proceeds from sales of other loans                                 605,307                   588,460
        Other                                                               45,824             (     531,534)
                                                                   ---------------            --------------
                  Net cash provided by operating activities              7,276,346                42,558,948
                                                                   ---------------            --------------

Investing activities:
   Proceeds from maturities of investment securities                    26,922,096                25,764,478
   Purchases of investment securities                               (   26,968,283)            (  35,728,094)
   Principal collected on mortgage loans                                50,580,081                40,615,114
   Principal collected on mortgage-backed securities                     8,918,504                 3,237,106
   Principal collected on other loans                                    7,860,253                 7,304,712
   Mortgage loan originations                                       (   52,896,238)            (  52,978,781)
   Other loan originations                                          (    7,371,200)            (   6,652,407)
   Purchase of mortgage loans                                       (       17,667)            (     216,404)
   Purchase of mortgage-backed securities                           (   18,625,799)            (   8,000,717)
   Purchase of office properties and equipment, net                 (      286,953)            (     663,938)
   Proceeds from sale of mortgage loan                                     596,381                       --
   Proceeds from sales of real estate acquired
    in settlement of loans                                                 112,034                 1,028,896
   Proceeds from sales of real estate investment property                  745,539                   332,006
   Investment in real estate investment property                     (     204,150)            (     635,529)
   Redemption of Federal Home Loan Bank stock                               63,100                   234,100
   Purchase of Federal Home Loan Bank stock                                     --             (       2,400)
   Sales of real estate development assets                                 659,031                   708,389
   Increase in real estate development assets                        (       2,611)            (      15,275)
                                                                   ---------------            --------------
                  Net cash used
                    by investing activities                          (   9,915,882)            (  25,668,744)
                                                                   ---------------            -----------------
                                                                                                  (Continued)

                                    THE CIVISTA CORPORATION
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   SIX MONTHS ENDED MARCH 31,

                                                                                     Unaudited
                                                                   -----------------------------------------
                                                                            1994                      1993
                                                                          --------                  --------
Financing activities:
   Net increase in customer transaction and
    savings accounts                                                    21,062,694                20,972,349
   Proceeds from sales of certificates of deposit                        9,027,542                11,493,437
   Payments for maturing certificates of deposit                    (   16,662,672)            (  24,690,378)
   Principal payments on mortgage loans payable                     (       55,399)            (      50,035)
   Cash dividends                                                   (    1,571,537)            (   1,130,189)
   Stock options exercised                                                  68,101                   101,400
   Borrowings from the Federal Home Loan Bank                           40,600,000                        --
   Repayments to the Federal Home Loan Bank                         (   43,603,727)            (       3,727)
   Net increase in advance payments by
     borrowers for taxes and insurance                                     118,410                   110,903
                                                                   ---------------            --------------
                 Net cash provided by
                   financing activities                                  8,983,412                 6,803,760
                                                                   ---------------            --------------

                 Net increase  in cash
                   and cash equivalents                                  6,343,876                23,693,964

Cash and cash equivalents at beginning of period                        19,189,901                36,682,364
                                                                   ---------------            --------------

Cash and cash equivalents at end of period                         $    25,533,777                60,376,328
                                                                   ===============            ==============

Supplemental disclosure of cash flow information
   Cash paid during the period for:
     Interest on customer deposits and borrowings                  $    12,188,931                12,687,131
                                                                   ===============            ==============
     Federal income taxes                                          $     1,375,605                 2,305,256
                                                                   ===============            ==============

Supplemental schedule of non-cash
  investing and financing activities
     Real estate acquired in settlement of loans                   $            --                   260,947
                                                                   ===============            ==============

See accompanying notes to consolidated financial statements.

                            THE CIVISTA CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1994




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

(2) Outstanding commitments to fund mortgage loans aggregated $12,666,000 and $11,308,000 at March 31, 1994 and September 30, 1993, respectively. CIVISTA also had commitments to fund consumer home equity and credit card lines of credit of $29,853,000 and $30,820,000 at March 31, 1994 and
      September 30, 1993, respectively. CIVISTA expects a significant portion of these lines of credit to remain undrawn. At March 31, 1994, CIVISTA had no commitments to sell mortgage loans or commitments to purchase mortgage-backed securities.

(3) Management believes that the interim consolidated financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the March 31, 1994 statement of condition and the results of operations for the three months and six months ended March 31, 1994 and 1993.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



FINANCIAL CONDITION

At March 31, 1994, mortgage loans totaled $480.5 million which was $2.4 million greater than the amount outstanding at September 30, 1993. During the first six months of fiscal 1994, principal collections and loan payoffs continued at record levels. Principal collections and loan payoffs on mortgage loans held for investment increased $10.0 million compared to the first six months of
fiscal 1993.    Refinancing activity has continued to affect the adjustable rate loan portion of the portfolio. Since September 30, 1993, adjustable rate loans have declined approximately $10.2 million to $110.0 million. At March 31, 1994, fixed rate loans amounted to 78% of total mortgage loans.

At March 31, 1994, 38% of the mortgage loan portfolio consisted of loans with original terms of fifteen years or less. The shorter maturities of these loans are advantageous to CIVISTA since they materially reduce the average life of the mortgage loan portfolio. These shorter maturity loans better match CIVISTA's customer deposit liabilities and provide a higher level of amortization than thirty-year loans.

Since September 30, 1993, mortgage-backed securities grew $9.6 million as a result of the purchase of $18.6 million of mortgage-backed securities with ten-year maturities. During the six-month period, principal collections and loan payoffs on mortgage-backed securities held for investment increased $5.7 million compared to the same six-month period of fiscal 1993.

Customer deposits increased $13.4 million during the six-month period as a result of interest credits of $11.6 million and net cash inflows of $1.8 million. Due to the current lower interest rates, funds from certificates of deposit continue to be transferred, at maturity, to passbooks or transaction accounts. After consideration of interest credited on customer deposits, passbook savings and transaction accounts have increased $21.6 million since September 30, 1993. During the same period, certificates of deposit have decreased $7.6 million. At March 31, 1994, passbook savings and transaction accounts aggregated $456.5 million or 65% of total customer deposits and certificates of deposit aggregated $241.0 million or 35% of total customer deposits.

At March 31, 1994, cash, short-term cash investments and investment securities totaled $176,652,791 or 21.7% of total assets. At September 30, 1993, these liquid assets represented 21.3% of total assets. CIVISTA has been maintaining a higher than normal portfolio of liquid assets as a hedge against higher interest rates. If interest rates begin to rise, the yields on liquid assets will adjust quickly and help offset increased interest on customer deposits. In spite of this practice, liquidity was higher than planned due to cash flows in excess of loan demand.

The other loan balance has decreased mainly due to the sale of approximately $603,000 of college loans.

Real estate investment property declined as a result of depreciation and the sale of a property in California at a gain of $236,000.

Real estate development assets primarily consists of one on-going development. This project is a tract of 54 residential lots known as Enclave Mountain Estates in La Quinta, California. As of March 31, 1994, sales have been closed on sixteen of the lots. In March 1994, CIVISTA reserved $253,000 on this development. During the quarter ended March 31, 1994, the last three homes in a 37-unit residential development in Indio, California were closed. Also during March 1994, CIVISTA charged off a $476,633 non-earning loan to a joint venture.

During the six-month period CIVISTA used $40.6 million of short-term advances from the Federal Home Loan Bank for short-term cash management purposes. At March 31, 1994, $11.0 million of these advances remained outstanding.

CIVISTA has a very strong capital position. At March 31, 1994, shareholders' equity was $87,283,677 which represented 10.7% of assets and 12.0% of liabilities. Citizens Savings Bank had shareholder's equity totalling 7.4% of its assets and 8.0% of its liabilities at March 31, 1994. Citizens Savings Bank's compliance with the capital requirements in effect at March 31, 1994 is as follows (000's omitted):


                                                                       Tier 1         Tier 1         Total
                                         Tangible       Leverage      Leverage      Risk-Based    Risk-Based
                                         Capital        Capital        Capital        Capital       Capital
                                        ---------      ---------      ---------      ---------     ---------
Capital determined under generally
  accepted accounting principles      $   57,834         57,834         57,834        57,834         57,834

Adjustment:
  General valuation reserves                  --             --             --            --          2,780
                                      ----------     ----------     ----------     ---------      ---------
Regulatory capital                        57,834         57,834         57,834        57,834         60,614

Minimum capital requirement               11,656         23,311         38,852        20,407         27,209
                                      ----------     ----------     ----------     ---------      ---------

Excess regulatory capital             $   46,178         34,523         18,982        37,427         33,405
                                      ==========     ==========     ==========     =========      =========

Adjusted or risk-weighted
  assets applicable to
  calculation                         $  777,044        777,044        777,044       340,117        340,117
                                      ==========     ==========     ==========     =========      =========

Capital ratio                               7.44%          7.44%          7.44%        17.00%         17.82%
                                      ==========     ==========     ==========     =========      =========

Required minimum
  regulatory capital                        1.50%          3.00%                                       8.00%
                                      ==========     ==========                                   =========

Ratio required to meet the
  well capitalized definition                                             5.00%         6.00%         10.00%
                                                                    ==========     =========      =========


If the fully phased-in capital requirements which Citizens Savings Bank is required to meet on July 1, 1996 had been in effect at March 31, 1994, Citizens Savings Bank would have been in compliance.

RESULTS OF OPERATIONS

The following is a discussion of the significant factors which produced the differences in operating results for the periods of this report as compared with the same periods one year ago.

THREE MONTHS ENDED MARCH 31, 1994

Interest on loans decreased approximately $1.1 million from the same period one year ago. This decrease is directly related to the decrease in mortgage loan yield from 8.5% for the quarter ended March 31, 1993 to 7.9% for the quarter ended March 31, 1994. In addition, average balances on mortgage loans decreased approximately $11.2 million from the same quarter last year.

Interest on mortgage-backed securities decreased from the same period one year ago. Average balances on mortgage-backed securities increased approximately $17.0 million from the same quarter last year. However, there was a decrease in yield from 7.6% for the quarter ended March 31, 1993 to 6.0% for the quarter ended March 31, 1994.

Interest on investment securities increased as a result of significantly higher average investments. The average outstanding balance on investment securities increased from $82.8 million for the quarter ended March 31, 1993 to $143.3 million for the quarter ended March 31, 1994, while yields were 5.1% for both periods. Other interest and dividend income decreased as a result of lower average investments. The average investments in Federal Home Loan Bank overnight deposits and other short-term investments decreased by approximately $29.3 million.

Interest expense on customer accounts decreased approximately $244,000. The second quarter of fiscal 1994 reflects the continued shift of maturing certificates of deposit into passbooks or transaction accounts. For the quarter ended March 31, 1994, interest expense on customer accounts averaged 3.3%. This is a decrease from the 3.6% average interest rate paid on customer accounts for the quarter ended March 31, 1993. The impact of the decrease in average interest rates from 3.6% to 3.3% was partially offset by the increase in average total customer balances from $666.8 million to $685.3 million for the three-month periods ended March 31, 1993 and 1994.

During the quarter ended March 31, 1994, CIVISTA closed sales on the three remaining Park Madison homes. This compared with two Park Madison closings during the quarter ended March 31, 1993.

Data processing sales and service income decreased approximately $411,000. This decrease resulted from a $495,000 decline in revenue from traditional savings and loan customers. This decrease was offset by a net increase of approximately $116,000 in microfiche sales and the sales and installation of interactive voice response systems.

During the quarter, CIVISTA sold 15,000 shares of Student Loan Marketing Association stock which resulted in a gain of $713,450.

CIVISTA provided $564,487 for real estate losses in order to reserve $253,000 on the Enclave Mountain Estates and to fully reserve and charge off a $476,633 non-earning loan.

SIX MONTHS ENDED MARCH 31, 1994

Interest on loans decreased approximately $2.0 million from the same six-month period one year ago. This decrease is directly related to the decrease in mortgage loan yield from 8.6% for the six-month period ended March 31, 1993 to 7.9% for the six-month period ended March 31, 1994. Average balances on mortgage loans also decreased approximately $5.9 million from the same six-month period last year.

Interest on mortgage-backed securities decreased from the same six-month period one year ago. Average balances on mortgage-backed securities increased approximately $6.9 million from the same six-month period last year. However, there was a decrease in yield from 7.8% for the six-month period ended March 31, 1993 to 6.0% for the six-month period ended March 31, 1994.

Interest on investment securities increased as a result of significantly higher average investments. The average outstanding balance on investment securities increased from $85.6 million for the six-month period ended March 31, 1993 to $143.1 million for the six-month period ended March 31, 1994, while yields decreased for the same periods from 5.3% to 5.2%. Other interest and dividend income decreased as a result of lower average investments. The average investments in Federal Home Loan Bank overnight deposits and other short-term investments decreased by approximately $22.0 million.

Interest expense on customer accounts decreased approximately $605,000. The six-month period of fiscal 1994 reflects the continued shift of maturing certificates of deposit into passbooks or transaction accounts. For the six-month period ended March 31, 1994, interest expense on customer accounts averaged 3.4%. This is a decrease from the 3.7% average interest rate paid on customer accounts for the six-month period ended March 31, 1993. The impact of the decrease in average interest rates from 3.7% to 3.4% was partially offset by the increase in average total customer balances from $666.1 million to $686.5 million for the six-month periods ended March 31, 1993 and 1994.

During the six-month period ended March 31, 1994, CIVISTA closed sales on the six remaining Park Madison homes. This compared with four Park Madison closings and one Enclave Mountain Estates lot closing during the six-month period ended March 31,1993.

Data processing sales and service income decreased approximately $777,000. This decrease resulted from a $923,000 decline in revenue from traditional savings and loan customers. This decrease was offset by a net increase of approximately $207,000 in microfiche sales and the sales and installation of interactive voice response systems.

During the six-month period ended March 31, 1994, CIVISTA sold 15,000 shares of Student Loan Marketing Association stock which resulted in a gain of $713,450.

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


                      THE CIVISTA CORPORATION


Date    May 12, 1994                   /s/Jack R. Gravo
     -----------------                 -----------------------------------------
                                       Jack R. Gravo, President
                                       (Chief Financial and Accounting Officer)


                                       /s/David A. Sarver
                                       -----------------------------------------
                                       David A. Sarver, Treasurer

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