Form 10-Q
period 1994-06-30
CIVISTA CORP
filed 1994-08-11
CIK 831486

  ---------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
                 ---------------------------------------------
                 QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended June 30, 1994                Commission file no. 0-17180


                           THE CIVISTA CORPORATION
  ---------------------------------------------------------------------------
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             OHIO                                              34-1574988
  ------------------------------------                     ------------------
   (STATE OR OTHER JURISDICTION OF                          (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)                         IDENTIFICATION NO.)

  100 CENTRAL PLAZA SOUTH, CANTON, OHIO                        44702-1403
  -------------------------------------                    ------------------
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                     (ZIP CODE)

  REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:       (216) 456-7757
                                                           ------------------


  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                         ---    ---
  The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



              Class                             Outstanding at August 1, 1994
  -------------------------------------         -----------------------------
  Common Stock, without par value                     3,498,304 shares

                            THE CIVISTA CORPORATION

                                     INDEX


                                                                       Page No.
                                                                       --------
Part I.   Financial Information

   Item 1:    Financial Statements

      Consolidated Statements of Condition
          June 30, 1994 and September 30, 1993  . . . . . . . . . . . . .  3

      Consolidated Statements of Operations
          Three-Months and Nine-Months Ended June 30, 1994 and 1993 . . .  4

      Consolidated Statements of Cash Flows
          Nine-Months Ended June 30, 1994 and 1993  . . . . . . . . . . .  5

      Notes to Consolidated Financial Statements  . . . . . . . . . . . .  7

   Item 2:    Management's Discussion and Analysis of
              Financial Condition and Results of Operations . . . . . . .  8

Part II.  Other Information . . . . . . . . . . . . . . . . . . . . . . . 12

   Item 6:    Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . 12

      Exhibit Index   . . . . . . . . . . . . . . . . . . . . . . . . . . 13

      Computation of Earnings Per Share   . . . . . . . . . . . . . . . . 14

      Review by Independent Auditors  . . . . . . . . . . . . . . . . . . 15

                                                  PART I - FINANCIAL INFORMATION
                                                      THE CIVISTA CORPORATION
                                               CONSOLIDATED STATEMENTS OF CONDITION


                                                                      Unaudited
                                                                   --------------
                                                                      June 30,               September 30,
     Assets                                                             1994                      1993
     ------                                                       ----------------         -----------------
Cash including short-term cash investments of
   $8,269,666 and $6,537,815, respectively                        $     23,004,863               19,189,901
Investment securities with market values of
   $140,527,000 and $154,378,000, respectively                         145,534,365              151,134,497

Mortgage-backed securities, net with market values of
   $92,152,000 and $83,813,000, respectively                            96,601,261               82,685,272
Mortgage loans, net                                                    479,689,829              478,136,520
Mortgage loans, available for sale, with
   market value of $335,000                                                330,750                       --
Other loans, net                                                        22,779,851               23,821,520
                                                                  ----------------         ----------------
        Total mortgage-backed securities and
            loans receivable, net                                      599,401,691              584,643,312
                                                                  ----------------         ----------------

Accrued interest receivable, net                                         4,761,080                5,063,846
Real estate acquired in settlement of loans, net                           843,911                1,449,456
Real estate investment property, net                                    12,686,045               13,543,632
Federal Home Loan Bank stock                                             5,279,900                5,618,200
Office properties and equipment, net                                     6,052,973                6,284,520
Real estate development assets, net                                      7,842,119                9,385,979
Other assets                                                             2,802,920                2,701,953
                                                                  ----------------         ----------------
        Total assets                                              $    808,209,867              799,015,296
                                                                  ================         ================

     Liabilities and Shareholders' Equity
     ------------------------------------

Customer deposits                                                 $    689,088,293              684,068,900
Notes payable to Federal Home Loan Bank                                  9,423,310               14,327,037
Mortgage loans payable                                                   9,049,658                9,133,871
Advance payments by borrowers for taxes and insurance                    5,040,300                2,991,037
Other liabilities                                                        6,144,308                5,533,314
                                                                  ----------------         ----------------
        Total liabilities                                              718,745,869              716,054,159
                                                                  ----------------         ----------------

Shareholders' equity:
   Serial preferred stock, without par value;
     authorized and unissued 5,000,000 shares                                   --                       --
   Common shares, without par value, 5,000,000 shares
     authorized; 3,501,152 and 3,493,352 shares issued,
     respectively                                                       11,819,481               11,751,380
   Retained earnings, substantially restricted                          77,760,371               71,276,053
   Valuation allowance on mortgage-backed securities               (        49,558)                      --
   Treasury shares, 8,248 shares, at cost                          (        66,296)         (        66,296)
                                                                  ----------------         ----------------
        Total shareholders' equity                                      89,463,998               82,961,137
Commitments (note 2)
                                                                  ----------------         ----------------
        Total liabilities and shareholders' equity                $    808,209,867              799,015,296
                                                                  ================         ================

See accompanying notes to consolidated financial statements.

                                                      THE CIVISTA CORPORATION
                                               CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                            Unaudited
                                             --------------------------------------------------------------------
                                              Three-Months Ended June 30,             Nine-Months Ended June 30,
                                             -----------------------------           ----------------------------
                                                 1994             1993                   1994            1993
                                               --------         --------               --------        --------
Interest on mortgage and other loans         $ 10,036,068       11,119,626            30,728,278       33,777,735
Interest on mortgage-backed securities          1,353,240        1,265,743             3,960,971        4,381,296
Interest on investment securities               1,800,428        1,287,673             5,498,765        3,549,018
Other interest and dividend income                179,753          334,589               451,034          914,644
                                             ------------      -----------          ------------     ------------
       Total interest income                   13,369,489       14,007,631            40,639,048       42,622,693

Interest on customer deposits                   5,722,359        6,005,295            17,324,130       18,212,071
Interest on notes payable to Federal
   Home Loan Bank and other borrowings            269,647          244,048               853,936          734,101
                                             ------------      -----------          ------------     ------------
       Total interest expense                   5,992,006        6,249,343            18,178,066       18,946,172
                                             ------------      -----------          ------------     ------------
       Net interest income                      7,377,483        7,758,288            22,460,982       23,676,521
                                             ------------      -----------          ------------     ------------
Provision for loan losses                          40,600          232,846               143,024          657,704
                                             ------------      -----------          ------------     ------------
       Net interest income after provision
          for loan losses                       7,336,883        7,525,442            22,317,958       23,018,817
                                             ------------      -----------          ------------     ------------

Other income:
   Real estate operations                       1,158,383        1,040,459             3,327,844        3,051,125
   Real estate development sales                  303,750          253,550               962,781          961,939
   Data processing sales and service            1,036,986        1,319,734             3,198,028        4,257,584
   Commissions on annuity and mutual fund sales   312,681          330,222             1,017,881          939,677
   Investment security gains, net                      --               --               729,075              625
   Gains (losses) on sales of mortgage loans and
       mortgage-backed securities, net         (   20,615)         853,427                22,852        1,947,377
   Customer service fees                          276,441          270,313               832,640          832,030
   Other income                                   119,868          157,558               610,400          618,784
                                             ------------      -----------          ------------     ------------
       Total other income                       3,187,494        4,225,263            10,701,501       12,609,141

Other expenses:
   Compensation and related expenses            3,043,391        3,052,686             9,169,684        9,201,886
   Office occupancy                               790,228          772,734             2,218,065        2,366,058
   Deposit insurance premiums                     394,258          201,771             1,175,094          764,119
   Ohio financial institution tax                 267,630          241,043               851,500          750,245
   Real estate operations                         712,090          810,741             2,225,928        2,404,962
   Cost of real estate development sales          287,994          237,084               951,998          861,028
   Provision for real estate losses                    --               --               564,487           50,000
   Other expense                                1,011,506        1,120,392             3,083,557        3,942,986
                                             ------------      -----------          ------------     ------------
       Total other expenses                     6,507,097        6,436,451            20,240,313       20,341,284
                                             ------------      -----------          ------------     ------------

       Earnings before federal income taxes     4,017,280        5,314,254            12,779,146       15,286,674
Federal income taxes                            1,468,000        1,784,000             4,374,000        5,139,000
                                             ------------      -----------          ------------     ------------
       Net earnings                          $  2,549,280        3,530,254             8,405,146       10,147,674
                                             ============      ===========          ============     ============

Net earnings per share                            $  .69             .98                 2.29             2.82
                                                  ======         =======               ======          =======

Cash dividends declared per share                 $  .10         .08 3/4                  .55          .41 1/4
                                                  ======         =======               ======          =======

See accompanying notes to consolidated financial statements.

                            THE CIVISTA CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           NINE-MONTHS ENDED JUNE 30,

                                                                                  Unaudited
                                                                       -----------------------------------
Operating activities:                                                     1994                      1993
                                                                        --------                  --------
   Net earnings                                                    $     8,405,146                10,147,674
   Adjustments to reconcile net earnings
     to net cash provided by operating activities:
        Decrease in accrued interest receivable                            302,766                   498,081
        Provision for loan losses                                          143,024                   657,704
        Provision for real estate losses                                   564,487                    50,000
        Depreciation and amortization                                    1,232,355                 1,241,352
        Federal Home Loan Bank stock dividend                       (      269,100)            (     188,900)
        Investment security gains, net                              (      729,075)            (         625)
        Increase (decrease) in deferred loan
           origination fees, net                                    (      117,680)                   75,351
        Amortization of deferred loan origination fees              (      784,277)            (     910,014)
        Gains on sales of real estate
          acquired in settlement of loans, net                      (       78,402)            (      81,922)
        Investment securities available for sale:
          Purchases                                                 (    6,000,000)            (     500,000)
          Proceeds from sales                                            6,733,875                   500,625
        Mortgage loans available for sale:
          Proceeds from sales                                            5,603,520                   510,857
          Gains on sales                                            (       22,852)            (       6,367)
          Originations                                              (    5,911,418)            (     504,490)
        Mortgage-backed securities available  for sale:
          Principal collected                                                   --                13,794,033
          Proceeds from sales                                                   --                44,021,796
          Gains on sales                                                        --             (   1,941,010)
        Other loans available for sale:
          Proceeds from sales                                              818,576                 1,402,686
          Originations                                              (    1,395,000)                      --
        Other                                                              669,541             (     439,396)
                                                                   ---------------            --------------
                  Net cash provided by operating activities              9,165,486                68,327,435
                                                                   ---------------            --------------

Investing activities:
   Proceeds from maturities of investment securities                    42,808,359                34,602,097
   Purchases of investment securities                               (   37,378,127)            (  81,618,650)
   Principal collected on mortgage loans                                72,223,825                67,555,906
   Principal collected on mortgage-backed securities                    12,400,100                 5,945,699
   Principal collected on other loans                                   11,533,647                11,259,879
   Mortgage loan originations                                       (   73,524,197)            (  74,804,949)
   Other loan originations                                          (    9,915,200)            (  10,181,129)
   Purchase of mortgage loans                                       (       17,667)            (     263,875)
   Purchase of mortgage-backed securities                           (   26,614,924)            (  36,752,193)
   Purchase of office properties and equipment, net                 (      358,351)            (     876,799)
   Proceeds from sale of mortgage loan                                     596,381                       --
   Proceeds from sales of real estate acquired
     in settlement of loans                                                662,723                 1,055,985
   Proceeds from sales of real estate investment property                  745,539                   324,976



                                                                                                (Continued)





                                                      THE CIVISTA CORPORATION
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    NINE-MONTHS ENDED JUNE 30,

                                                                                   Unaudited
                                                                     -----------------------------------
                                                                        1994                      1993
                                                                      --------                  --------
   Investment in real estate investment property                     (     305,947)            (   1,013,541)
   Redemption of Federal Home Loan Bank stock                              607,400                   296,500
   Purchase of Federal Home Loan Bank stock                                     --             (       2,400)
   Sales of real estate development assets                                 962,781                   961,939
   Decrease (increase) in real estate development assets             (       4,855)                   13,237
                                                                   ---------------            --------------
                  Net cash used
                       by investing activities                       (   5,578,513)            (  83,497,318)
                                                                   ---------------            --------------
Financing activities:
   Net increase in customer transaction and
     savings accounts                                                   14,121,738                30,901,824
   Proceeds from sales of certificates of deposit                       14,131,692                20,404,447
   Payments for maturing certificates of deposit                    (   23,234,037)            (  35,567,508)
   Principal payments on mortgage loans payable                     (       84,213)            (      76,028)
   Cash dividends                                                   (    1,920,828)            (   1,434,716)
   Stock options exercised                                                  68,101                   124,625
   Borrowings from the Federal Home Loan Bank                           69,700,000                        --
   Repayments to the Federal Home Loan Bank                         (   74,603,727)            (       3,727)
   Net increase in advance payments by
     borrowers for taxes and insurance                                   2,049,263                 2,133,367
                                                                   ---------------            --------------
                 Net cash provided by
                     financing activities                                  227,989                16,482,284
                                                                   ---------------            --------------

                 Net increase  in cash
                     and cash equivalents                                3,814,962                 1,312,401

Cash and cash equivalents at beginning of period                        19,189,901                36,682,364
                                                                   ---------------            --------------

Cash and cash equivalents at end of period                         $    23,004,863                37,994,765
                                                                   ===============            ==============

Supplemental disclosure of cash flow information
   Cash paid during the period for:
     Interest on customer deposits and borrowings                  $    18,214,215                18,936,827
                                                                   ===============            ==============
     Federal income taxes                                          $     2,375,605                 4,055,256
                                                                   ===============            ==============

Supplemental schedule of non-cash
   investing and financing activities
     Real estate acquired in settlement of loans                   $       250,336                   300,465
                                                                   ===============            ==============

See accompanying notes to consolidated financial statements.

                            THE CIVISTA CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 1994




(1) The CIVISTA Corporation is a unitary savings and loan holding company whose principal asset is the common stock of its wholly owned subsidiary, Citizens Savings Bank of Canton. In addition, CIVISTA owns all of the common stock of Citizens Savings Corporation, The CASNET Group, Inc., Crest Investments, Inc. and Citizens Investment Corporation; two apartment complexes and short-term investments.

(2) Outstanding commitments to fund mortgage loans aggregated $4,603,000 and $11,308,000 at June 30, 1994 and September 30, 1993, respectively. CIVISTA also had commitments to fund consumer home equity and credit card lines of credit of $31,000,000 and $30,820,000 at June 30, 1994 and
      September 30, 1993, respectively. CIVISTA expects a significant portion of these lines of credit to remain undrawn. At June 30, 1994, CIVISTA had commitments to sell mortgage loans totalling $331,000 and commitments to purchase mortgage-backed securities totalling $1,000,000.

(3) Management believes that the interim consolidated financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the June 30, 1994 statement of condition and the results of operations for the three-months and nine-months ended June 30, 1994 and 1993.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



FINANCIAL CONDITION

At June 30, 1994, mortgage loans totaled $479.7 million which was $1.6 million greater than the amount outstanding at September 30, 1993. Principal collections and loan payoffs on mortgage loans held for investment increased $4.7 million compared to the first nine months of fiscal 1993. The adjustable rate loan portion of the portfolio has continued to decline. Since September 30, 1993, adjustable rate loans have decreased approximately $12.4 million to $107.8 million. At June 30, 1994, fixed rate loans amounted to 79% of total mortgage loans.

During fiscal 1994, CIVISTA has originated as available for sale approximately $5.9 million of 30 year fixed rate mortgage loans. CIVISTA has been selling these loans in order to reinvest the proceeds in mortgage loans with shorter maturities.

At June 30, 1994, 39% of the mortgage loan portfolio consisted of loans with original terms of fifteen years or less. The shorter maturities of these loans are advantageous to CIVISTA since they materially reduce the average life of the mortgage loan portfolio. These shorter maturity loans better match CIVISTA's customer deposit liabilities and provide a higher level of amortization than thirty-year loans.

Since September 30, 1993, mortgage-backed securities grew $13.9 million as a result of the purchase of $26.6 million of mortgage-backed securities with ten-year maturities. During the nine-month period, principal collections and loan payoffs on mortgage-backed securities held for investment increased $6.5 million compared to the same nine-month period of fiscal 1993.

Customer deposits increased $5.0 million during the nine-month period as a result of interest credits of $17.4 million and net cash outflows of $12.4 million. Due to the current lower interest rates, funds from certificates of deposit continue to be transferred, at maturity, to passbooks or transaction accounts. After consideration of interest credited on customer deposits, passbook savings and transaction accounts have increased $14.7 million since September 30, 1993. During the same period, certificates of deposit have decreased $9.1 million. At June 30, 1994, passbook savings and transaction accounts aggregated $449.6 million or 65% of total customer deposits and certificates of deposit aggregated $239.5 million or 35% of total customer deposits.

At June 30, 1994, cash, short-term cash investments and investment securities totaled $168,539,228 or 20.9% of total assets. At September 30, 1993, these liquid assets represented 21.3% of total assets. CIVISTA has been maintaining a higher than normal portfolio of liquid assets as a hedge against higher interest rates. If interest rates begin to rise, the yields on liquid assets will adjust quickly and help offset increased interest on customer deposits. In spite of this practice, liquidity was higher than planned due to cash flows in excess of loan demand.

The other loan balance has decreased mainly due to the sale of approximately $819,000 of college loans.

Real estate acquired in settlement of loans declined as a result of the sale of a commercial office building and a residential lot in California.

Real estate investment property declined as a result of depreciation and the sale of a property in California at a gain of $236,000.

Real estate development assets primarily consists of one on-going development. This project is a tract of 54 residential lots known as Enclave Mountain Estates in La Quinta, California. As of June 30, 1994, sales have been closed on seventeen of the lots. In March 1994, CIVISTA reserved $253,000 on this development. Also during March 1994, CIVISTA charged off a $476,633 non-earning loan to a joint venture.

During the nine-month period CIVISTA used $69.7 million of short-term advances from the Federal Home Loan Bank for short-term cash management purposes. At June 30, 1994, $9.1 million of these short-term advances remained outstanding.

Advance payments by borrowers increased due to seasonal real estate tax payments.

CIVISTA has a very strong capital position. At June 30, 1994, shareholders' equity was $89,463,998 which represented 11.1% of assets and 12.4% of liabilities. Citizens Savings Bank had shareholder's equity totalling 7.8% of its assets and 8.4% of its liabilities at June 30, 1994. Citizens Savings Bank's compliance with the fully phased-in capital requirements in effect at June 30, 1994 is as follows (000's omitted):


                                                                       Tier 1         Tier 1         Total
                                         Tangible       Leverage      Leverage      Risk-Based    Risk-Based
                                         Capital        Capital        Capital        Capital       Capital
                                        ---------      ---------      ---------      ---------     ---------
Capital determined under generally
  accepted accounting principles      $   59,982         59,982         59,982        59,982         59,982

Adjustment:
  General valuation reserves                  --             --             --            --          2,752
                                      ----------     ----------     ----------     ---------      ---------
Regulatory capital                        59,982         59,982         59,982        59,982         62,734

Minimum capital requirement               11,577         23,154         38,590        20,404         27,205
                                      ----------     ----------     ----------     ---------      ---------

Excess regulatory capital             $   48,405         36,828         21,392        39,578         35,529
                                      ==========     ==========     ==========     =========      =========

Adjusted or risk-weighted
  assets applicable to
  calculation                         $  771,806        771,806        771,806       340,064        340,064
                                      ==========     ==========     ==========     =========      =========

Capital ratio                               7.77%          7.77%          7.77%        17.64%         18.45%
                                      ==========     ==========     ==========     =========      =========

Required minimum
  regulatory capital                        1.50%          3.00%                                       8.00%
                                      ==========     ==========                                   =========

Ratio required to meet the
  well capitalized definition                                             5.00%         6.00%         10.00%
                                                                    ==========     =========      =========


RESULTS OF OPERATIONS

The following is a discussion of the significant factors which produced the differences in operating results for the periods of this report as compared with the same periods one year ago.

THREE-MONTHS ENDED JUNE 30, 1994

Interest on loans decreased approximately $1.1 million from the same period one year ago. This decrease is directly related to the decrease in mortgage loan yield from 8.3% for the quarter ended June 30, 1993 to 7.7% for the quarter ended June 30, 1994. In addition, average balances on mortgage loans decreased approximately $3.8 million from the same quarter last year.

Interest on mortgage-backed securities increased from the same period one year ago. Average balances on mortgage-backed securities increased approximately $22.7 million from the same quarter last year. However, there was a decrease in yield from 7.2% for the quarter ended June 30, 1993 to 5.8% for the quarter ended June 30, 1994.

Interest on investment securities increased as a result of significantly higher average investments. The average outstanding balance on investment securities increased from $102.9 million for the quarter ended June 30, 1993 to $148.7 million for the quarter ended June 30, 1994, while yields decreased from 5.0% for the quarter ended June 30, 1993 to 4.8% for the quarter ended June 30, 1994. Other interest and dividend income decreased as a result of lower average investments. The average investments in Federal Home Loan Bank overnight deposits and other short-term investments decreased by approximately $27.4 million.

Interest expense on customer accounts decreased approximately $283,000. The third quarter of fiscal 1994 reflects the continued shift of maturing certificates of deposit into passbooks or transaction accounts. For the quarter ended June 30, 1994, interest expense on customer accounts averaged 3.3%. This is a decrease from the 3.6% average interest rate paid on customer accounts for the quarter ended June 30, 1993. The impact of the decrease in average interest rates from 3.6% to 3.3% was partially offset by the increase in average total customer balances from $675.6 million to $694.6 million for the three-month periods ended June 30, 1993 and 1994.

Data processing sales and service income decreased approximately $283,000. This decrease resulted from a $354,000 decline in revenue from traditional savings and loan customers. This decrease was offset by a net increase of approximately $91,000 in microfiche sales and the sales and installation of interactive voice response systems.

During the quarter ended June 30, 1993, CIVISTA was entitled to offset $181,217 of its remaining FSLIC secondary reserve against its deposit insurance premium. This resulted in lower deposit insurance expense.

NINE-MONTHS ENDED JUNE 30, 1994

Interest on loans decreased approximately $3.0 million from the same nine-month period one year ago. This decrease is directly related to the decrease in mortgage loan yield from 8.5% for the nine-month period ended June 30, 1993 to 7.8% for the nine-month period ended June 30, 1994. Average balances on mortgage loans also decreased approximately $3.8 million from the same nine-month period last year.

Interest on mortgage-backed securities decreased from the same nine-month period one year ago. Average balances on mortgage-backed securities increased approximately $10.4 million from the same nine-month period last year. However, there was a decrease in yield from 7.5% for the nine-month period ended June 30, 1993 to 6.0% for the nine-month period ended June 30, 1994.

Interest on investment securities increased as a result of significantly higher average investments. The average outstanding balance on investment securities increased from $91.4 million for the nine-month period ended June 30, 1993 to $148.3 million for the nine-month period ended June 30, 1994, while yields decreased for the same periods from 5.2% to 4.9%. Other interest and dividend income decreased as a result of lower average investments. The average investments in Federal Home Loan Bank overnight deposits and other short-term investments decreased by approximately $23.8 million.

Interest expense on customer accounts decreased approximately $888,000. The nine-month period of fiscal 1994 reflects the continued shift of maturing certificates of deposit into passbooks or transaction accounts. For the nine-month period ended June 30, 1994, interest expense on customer accounts averaged 3.4%. This is a decrease from the 3.6% average interest rate paid on customer accounts for the nine-month period ended June 30, 1993. The impact of the decrease in average interest rates from 3.6% to 3.4% was partially offset by the increase in average total customer balances from $669.3 million to $688.7 million for the nine-month periods ended June 30, 1993 and 1994.

During the nine-month period ended June 30, 1994, CIVISTA closed sales on the six remaining Park Madison homes and one Enclave Mountain Estates lot. This matched six Park Madison closings and one Enclave Mountain Estates lot closing during the nine-month period ended June 30,1993.

Data processing sales and service income decreased approximately $1,060,000. This decrease resulted from a $1,277,000 decline in revenue from traditional savings and loan customers. This decrease was offset by a net increase of approximately $297,000 in microfiche sales and the sales and installation of interactive voice response systems.

During the nine-month period ended June 30, 1994, CIVISTA sold 15,000 shares of Student Loan Marketing Association stock which resulted in a gain of $713,450.

Deposit insurance premium expense was reduced during the nine-month period in fiscal 1993. On January 1, 1993, savings associations were entitled to offset their remaining FSLIC secondary reserve against their deposit insurance premium for the six-months ended June 30, 1993. CIVISTA's remaining FSLIC secondary reserve of $362,434 offset its deposit insurance premium.

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


                                       THE CIVISTA CORPORATION


Date   August 11, 1994                             /s/Jack R. Gravo
       --------------------                        ---------------------------
                                                   Jack R. Gravo, President
                                                   (Chief Financial and
                                                   Accounting Officer)


                                                   /s/David A. Sarver
                                                   ---------------------------
                                                   David A. Sarver, Treasurer

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