Form 10-K
period 1994-09-30
CIVISTA CORP
filed 1994-12-12
CIK 831486

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                                   FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended September 30, 1994     Commission file no. 0-17180

                            THE CIVISTA CORPORATION
- -------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          OHIO                                               34-1574988
- -----------------------                             ---------------------------
(STATE OR OTHER JURISDICTION OF                           (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                           IDENTIFICATION NO.)

100 CENTRAL PLAZA SOUTH, CANTON, OHIO                        44702-1403
- --------------------------------------              ---------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                     (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:      (216) 456-7757
                                                    ---------------------------
SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

      TITLE OF EACH CLASS
- --------------------------------
COMMON SHARES, WITHOUT PAR VALUE


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the Registrant's common shares held by nonaffiliates of the Registrant on December 1, 1994 was $106,294,824.

The number of the Registrant's common shares outstanding on December 1, 1994 was 3,498,904 shares.





================================================================================
================================================================================

                                         TABLE OF CONTENTS
 Item
Number                                                                                                  Page
- ------                                                                                                  -----

                                     PART I
  1.               Business
                        General                                                                            3
                        Lending Activities                                                                 4
                        Risk Elements                                                                      7
                        Investment Activities                                                             10
                        Savings Activities                                                                11
                        Borrowings                                                                        11
                        Interest Rate Margins                                                             12
                        Asset/Liability Management                                                        15
                        Subsidiary and Other Activities                                                   15
                        Certain Ratios                                                                    16
                        Federal and State Taxation                                                        16
                        Competition                                                                       17
                        Employees                                                                         17
                        Regulation                                                                        17
  2.               Properties                                                                             23
                        Properties Used in Savings and Loan Operations                                    23
                        CASNET                                                                            23
                        Other Properties                                                                  23
  3.               Legal Proceedings                                                                      23
  4.               Submission of Matters to a Vote of Shareholders                                        23

                                     PART II
  5.               Market for the Registrant's Common Equity and Related
                     Shareholder Matters                                                                  23
  6.               Selected Financial Data                                                                25
  7.               Management's Discussion and Analysis of Financial Condition
                     and Results of Operations                                                            26
  8.               Financial Statements and Supplementary Data                                            35
  9.               Changes in and Disagreements with Accountants on Accounting
                     and Financial Disclosure                                                             69

                                     PART III
 10.               Directors and Executive Officers of the Registrant                                     69
 11.               Executive Compensation                                                                 72
 12.               Security Ownership of Certain Beneficial Owners and Management                         77
 13.               Certain Relationships and Related Transactions                                         78

                                     PART IV
 14.               Exhibits, Financial Statements, Schedules and
                     Reports on Form 8-K                                                                  79
Signatures                                                                                                81
Exhibit Index                                                                                             82

                                     PART I

ITEM 1.          BUSINESS

GENERAL
- -------
     The CIVISTA Corporation ("CIVISTA"), headquartered in Canton, Ohio, is a unitary savings and loan holding company whose principal asset is the common stock of its wholly owned subsidiary, Citizens Savings Bank of Canton ("Citizens Savings Bank"). In addition, CIVISTA owns all of the common stock of Citizens Savings Corporation of Stark County ("CSC"), The CASNET Group, Inc. ("CASNET"), Citizens Investment Corporation ("CIC") and Crest Investments, Inc.; two apartment complexes, and short-term investments.

     CIVISTA was organized in March 1987 and remained inactive until August 17, 1988. On that date, Citizens Savings Bank shareholders became CIVISTA shareholders in a tax-free and regulatory reorganization. This transaction was accounted for as a pooling-of-interests.

     As a savings and loan holding company, CIVISTA is principally engaged in management of Citizens Savings Bank. Citizens Savings Bank is an Ohio-chartered savings and loan association headquartered in Canton, Ohio. It has operated continuously under the capital stock form of ownership since its organization in 1899. Citizens Savings Bank conducts its activities from a lending office and a network of 11 full service offices located in Stark County, Ohio. Citizens Savings Bank is a member of the Federal Home Loan Bank ("FHLB") of Cincinnati and its deposits are insured by the Federal Deposit Insurance Corporation ("FDIC") through the Savings Association Insurance Fund ("SAIF") up to the maximum amount permitted by law.

On August 10, 1994, CIVISTA entered into an Agreement of Affiliation and Plan of Merger with First Bancorporation of Ohio ("FBOH"). Pursuant of this agreement, CIVISTA will be merged into FBOH and the merger will be accounted for as a pooling of interests. It is contemplated that Citizens Savings Bank will merge with The First National Bank in Massillon, a Stark County subsidiary of FBOH. Under the terms of the agreement, FBOH will exchange 1.723 shares of its common stock for each outstanding CIVISTA share. CIVISTA has granted FBOH an option to acquire 350,655 shares of CIVISTA preferred stock at $33.50 per share, which option becomes exercisable upon the occurrence of specified events not consistent with the merger being consummated. The merger is expected to be completed during the first calendar quarter of 1995. FBOH intends to dispose of CIVISTA's non-banking subsidiaries and assets including CSC, CASNET, CIC, Crest Investments, Inc. and the apartment complexes owned by CIVISTA.

LENDING ACTIVITIES
- ------------------
     Citizens Savings Bank operates in Canton and adjacent communities. Its principal business is utilizing savings deposits from the general public to originate residential mortgage loans. Citizens Savings Bank is engaged, to a limited extent, in making first mortgage loans on income-producing real estate, second mortgage loans on one-to-two family residences, secured home improvement loans, savings deposit secured loans, education loans, consumer loans and credit card loans. Citizens Savings Bank's authorized lending area is the entire United States. However, Citizens Savings Bank's principal lending activity is in the areas in which its offices are located, which encompasses almost all of Stark County, Ohio. Funds for lending activities are obtained largely from savings deposits, loan repayments, advances from the FHLB and other borrowings.

     Mortgage loans on single-family dwellings are typically for terms of 10 to 30 years. These loans are often repaid prior to their contractual maturity date by a sale by the borrower, by refinancing the property or by the borrower's acceleration of periodic payments. Generally the loan-to-value ratio does not exceed 95% of the appraised value of improved real estate.
Loans in excess of 95% of value may be made on security of single-family dwellings only if such loans are insured or guaranteed by an agency of the federal government. Private mortgage insurance is required for conventional loans in an amount exceeding 80% of the appraised value. All loans are approved by a loan committee consisting of members of senior management and experienced lending personnel and loans are ratified by Citizens Savings Bank's Board of Directors. Title insurance or certification, fire and casualty insurance and appraisals are required on all mortgage loans.


     Due to lower interest rates in 1993 and 1992, many borrowers converted their adjustable rate loans into fixed rate loans. Set forth below are the amounts and relative percentages of fixed rate and adjustable rate mortgage loans at September 30, 1994, 1993 and 1992:

                                            1994                       1993                         1992
                                  ---------------------       -----------------------      -----------------------
Fixed rate                        $   395,710,077   78 %       381,631,531    76 %       341,935,925      70 %
Adjustable rate                       108,398,332   22         120,184,314    24         149,443,235      30
                                  --------------- ----        ------------  ----       -------------      ---
   Total                          $   504,108,409  100 %       501,815,845   100 %       491,379,160      100 %
                                  ===============  ===        ============   ===        ============      ===

     To the extent that local loan demand has not met loan production goals, loans and loan participations have been purchased from other financial institutions and brokers throughout the United States. As of September 30, 1994, Citizens Savings Bank owned approximately $30,934,000 of purchased loans and loan participations. The properties securing these loans are located throughout the United States. As a result of the availability of mortgage-backed securities, purchases of loans and loan participations have been minimal in the last five years.

     The following table sets forth the contractual maturities for the types of loans and mortgage-backed securities indicated at September 30, 1994.

                                         One Year          One Through             Over
                                        or Less           Five Years          Five Years           Total
                                        ----------        --------------      ----------           -----
                                                              (Dollars in Thousands)
Mortgage-backed securities            $       345             16,096             77,628             94,069
Mortgage loans:
   Conventional
   - Fixed rate                             3,529              6,018            332,576            342,123
   - Adjustable rate                        1,441              3,884             94,856            100,181
   Construction                             1,048              5,918             20,681             27,647
   Government insured
   - Fixed rate                                12                351             29,074             29,437
   - Adjustable                                --                 --              4,720              4,720
Other loans                                 4,117                501             19,151             23,769
                                      -----------        -----------         ----------         ----------

   Total                              $    10,492             32,768            578,686            621,946
                                      ===========        ===========         ==========         ==========


     Due to the nature of Citizens Savings Bank's loan portfolio, loan rollovers are an infrequent event. Citizens Savings Bank does not generally grant short-term secured or unsecured loans that are subject to rollover requests. In addition, Citizens Savings Bank does not grant short-term (5 to 7 year) balloon mortgage loans that might be subject to rollover requests.

     Additional information on the mortgage-backed security and loan portfolio is included in Notes 4, 5, and 6 of Notes to Consolidated Financial Statements under Item 8 and Management's Discussion and Analysis of Financial Condition and Results of Operations under Item 7.

     A summary of Citizens Savings Bank's mortgage-backed security and loan portfolio at the end of the last five years follows:

                             CITIZENS SAVINGS BANK

                                                                          AT SEPTEMBER 30,
                                      -------------------------------------------------------------------------------------
                                                  1994                          1993                         1992
                                      ----------------------------      ----------------------        ---------------------
Mortgage-backed securities:
FHLMC participation certificates         $     39,094,987     7 %        39,556,402       7 %         25,310,759        5 %
FHLMC participation certificates,
   available for sale                                   -     -                   -       -           48,073,935        8
FNMA participation certificates                51,818,189     9          40,038,491       7                    -
FNMA participation certificates,
   available for sale                                   -     -                   -       -           14,945,717        3
GNMA participation certificates                         -     -                   -       -                    -        -
GNMA participation certificates,
   available for sale                                   -     -                   -       -            2,899,711        -
Federated ARMS fund                             3,155,742     -           3,090,379       -                    -        -
                                            -------------   ---        ------------     ---          -----------      ---
                                                94,068,918    16         82,685,272      14           91,230,122       16
                                            -------------   ---        ------------     ---          -----------      ---
Mortgage loans:
Conventional-fixed rate                       341,881,153    57         321,809,497      55          282,811,812       48
Conventional-adjustable rate                  100,180,840    17         113,370,013      19          137,504,404       23
Construction                                   27,647,006     4          25,944,699       5           23,765,655        4
FHA insured-fixed rate                         18,200,224     3          21,581,697       4           25,373,492        4
FHA insured-adjustable rate                     4,719,921     1           5,937,922       1            7,249,703        1
VA guaranteed                                  11,236,865     2          13,172,017       2           14,674,094        3
Loans available for sale                          242,400     -                   -       -                    -        -
                                            -------------   ---        ------------     ---          -----------      ---
                                              504,108,409    84         501,815,845      86          491,379,160       83
Less:    Reserve for loan losses                2,566,176     -           2,553,479       -            1,775,669        -
         Undisbursed loans
              in process                       17,015,740   ( 4)         18,015,260     ( 3)          14,463,985     (  2)
         Deferred loan fees and
              discounts                         2,891,725     -           3,110,586     ( 1)           3,152,097     (  1)
                                            -------------   ---        ------------     ---          -----------      ---
                                              481,634,768    80         478,136,520      82          471,987,409       80
                                            -------------   ---        ------------     ---          -----------      ---
Other loans:
Loans on savings deposits                       1,972,536     -           2,189,840       -            2,267,125        -
Consumer loans                                 19,088,384     4          19,188,218       3           20,093,649        3
Educational loans,
       available for sale                       2,623,878     -           2,362,511       1            3,237,535        1
Lease financing                                    84,129     -                   -       -              250,902        -
                                            -------------   ---        ------------     ---          -----------      ---
                                               23,768,927     4          23,991,471       4           26,076,899        4
Less:   Reserve for loan losses                   159,410     -             138,663       -              121,661        -
        Unearned discount                           7,106     -              31,288       -               83,389        -
                                            -------------   ---        ------------     ---          -----------      ---
                                               23,602,411     4          23,821,520       4           25,871,849        4
                                            -------------   ---        ------------     ---          -----------      ---
          TOTAL LOANS                       $ 599,306,097   100%        584,643,312     100%         589,089,380      100 %
                                            =============   ===        ============     ===          ===========      ===


                                                                          AT SEPTEMBER 30,
                                                         -------------------------------------------------------
                                                                  1991                        1990
                                                         -----------------------       -----------------------
Mortgage-backed securities:
FHLMC participation certificates                           57,747,988       9 %         47,020,562        8 %
FHLMC participation certificates,
   available for sale                                               -       -                    -        -
FNMA participation certificates                            16,832,931       3                    -        -
FNMA participation certificates,
   available for sale                                               -       -                    -        -
GNMA participation certificates                            14,851,660       2           17,898,694        3
GNMA participation certificates,
   available for sale                                       4,804,683       1            6,070,275        1
Federated ARMS fund                                                 -       -                    -        -
                                                         ------------     ---          -----------      ---
                                                           94,237,262      15           70,989,531       12
                                                         ------------     ---          -----------      ---
Mortgage loans:
Conventional-fixed rate                                   250,387,023      41          204,636,488       36
Conventional-adjustable rate                              180,247,007      21            3,484,278       37
Construction                                               25,240,564       4           23,756,211        4
FHA insured-fixed rate                                     24,292,382       4           21,569,366        4
FHA insured-adjustable rate                                 8,063,860       1            8,803,740        2
VA guaranteed                                              16,278,151       3           17,219,106        3
Loans available for sale                                            -       -              583,251        -
                                                         ------------     ---          -----------      ---
                                                          504,508,987      83          490,052,440       86
Less:    Reserve for loan losses                              854,968       -              522,229        -
         Undisbursed loans
              in process                                   14,452,359     ( 2)          13,275,120      ( 2)
         Deferred loan fees and
              discounts                                     2,973,795     ( 1)           2,290,346      ( 1)
                                                         ------------     ---          -----------      ---
                                                          486,227,865      80          473,964,745       83
                                                         ------------     ---          -----------      ---
Other loans:
Loans on savings deposits                                   2,901,217       1            3,237,148        1
Consumer loans                                             20,456,442       3           17,682,645        3
Educational loans,
       available for sale                                   5,971,714       1            6,245,260        1
Lease financing                                             1,212,233       -              456,876        -
                                                         ------------     ---          -----------      ---
                                                           30,541,606       5           27,621,929        5
Less:   Reserve for loan losses                                45,307       -                    -        -
        Unearned discount                                     252,919       -               88,956        -
                                                         ------------     ---          -----------      ---
                                                           30,243,380       5           27,532,973        5
                                                         ------------     ---          -----------      ---

          TOTAL LOANS                                     610,708,507     100%         572,487,249      100 %
                                                         ============     ===          ===========      ===
Citizens Savings Bank does not have any material concentrations of loans with one borrower or with a group of similar borrowers.

RISK ELEMENTS
- -------------
     CIVISTA has in place a system for asset review and classification that complies with federal regulations. Federal regulations provide for the classification of loans and other delinquent or problem assets as "substandard", "doubtful" or "loss" assets. The regulations require insured institutions to classify their own assets and to establish appropriate general allowances for losses for assets classified "substandard" or "doubtful". For assets or portions of assets classified "loss", an institution is required to either establish specific allowances of 100% of the amount classified "loss" or charge off such amount.

     On a monthly basis, CIVISTA reviews loans, real estate owned and other assets to identify and address delinquent or problem assets. Based upon management's evaluation of these loans and problem assets, assets are classified, if appropriate, as "substandard", "doubtful" or "loss" and provisions for losses are recorded. In addition to providing general and specific reserves on individual assets, CIVISTA establishes general reserves for losses based upon the overall portfolio composition and general market conditions.

     Potential problem loans are those loans which have been fully or partially classified as "substandard", "doubtful" or "loss" and are not loans past due 90 days. These loans may be current, delinquent less than 90 days or have a history of late payments. Based on loan to value ratios and other factors, CIVISTA has classified these loans.

     The following table sets forth by categories all assets which have been classified "substandard", "doubtful" or "loss":

                                                                   September 30,
                              ---------------------------------------------------------------------------------------

                                             1994          1993           1992          1991            1990
                                             ----          ----           ----          ----            ----
Non-accrual loans                    $      725,749      1,636,480      1,704,553      2,531,831      1,974,499
Loan past due 90 days                            --      1,291,655             --             --             --
Real estate owned                         1,373,449      1,889,669      1,915,367      3,875,426      3,726,193
Restructured loan                           279,343        293,904             --             --             --
Joint venture loans                              --        476,633        611,633        611,633      2,104,321
Real estate development and
   investment properties                  8,220,121        583,394      2,057,857             --             --
                                     --------------   ------------    -----------   ------------   ------------
                                         10,598,662      6,171,735      6,289,410      7,018,890      7,805,013
Potential problem loans                   3,387,660      5,175,950      6,461,904      2,334,461      3,490,838
                                     --------------   ------------    -----------    -----------    -----------

    Total                            $   13,986,322     11,347,685     12,751,314      9,353,351     11,295,851
                                     ==============   ============     ==========     ==========     ==========


NON-ACCRUAL LOANS
- -----------------
     At September 30, 1994, the non-accrual loans declined principally as a result of the sale of a $661,578 loan on property in Santa Rosa Cove, La Quinta, California.

     It is Citizens Savings Bank's policy to reserve interest on any loan when, in the opinion of management, such reserve is warranted (generally if principal and/or interest are in default 90 days). This policy has the effect of treating all loans which are past due 90 days as non-accrual. In addition, loans are classified non-accrual when principal and accrued interest exceeds the net realizable value of the underlying collateral and foreclosure is anticipated.

     Interest which was reserved is recognized in income upon collection.

     At September 30, 1994, the gross interest income that would have been reported during fiscal 1994 if the loans past due 90 days had been current in accordance with their original terms was $60,254. Of this amount, $38,746 was recorded in income as a result of payments.

LOAN PAST DUE 90 DAYS
- ---------------------
     At September 30, 1993, loans past due 90 days consisted of a $1.3 million loan on an industrial manufacturing warehouse facility in Canton. Citizens Savings Bank was paid in full when this property was sold as a result of foreclosure proceedings.

REAL ESTATE OWNED
- -----------------
     During 1994, the balance of real estate owned declined $516,220 principally as a result of sales of approximately $.6 million of single- family homes, lots and undeveloped land.

RESTRUCTURED LOAN
- -----------------
     In 1993, Citizens Savings Bank restructured the terms of a first mortgage loan on a strip shopping center in Canal Fulton, Ohio.

JOINT VENTURE LOANS
- -------------------
     At September 30, 1993, Citizens Savings Bank had a non-earning loan of $476,633 to a CIVISTA-managed joint venture which constructed condominiums, single-family homes and sold lots in La Quinta, California. During 1994, Citizens Savings Bank charged off the $476,633 remaining balance.

REAL ESTATE DEVELOPMENT AND INVESTMENT PROPERTIES
- -------------------------------------------------
     During 1994, CIVISTA classified 37 lots in a tract known as Enclave Mountain Estates in La Quinta, California and a 12 acre tract which is located near the Enclave Mountain Estates. These assets are further described under "Subsidiary and Other Activities" and in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, under "Real Estate Development Assets" and "Asset Review".

POTENTIAL PROBLEM LOANS
- -----------------------
     The 1994 decrease of $1.8 million in potential problem loans reflects third party refinancing of two apartment complexes, loan payoffs and improving conditions which resulted in fewer loans being classified as problem assets.

     At the most recent examination of Citizens Savings Bank conducted by the Division of Savings and Loan Associations of the State of Ohio and the Office of Thrift Supervision in March 1994, CIVISTA had no disagreements with the examiners regarding the classification of assets.

     The following table provides an analysis of CIVISTA's reserves for losses on loans, real estate owned, joint venture loans and real estate development assets for the years shown.

                                                              Year Ended September 30,
                                    -----------------------------------------------------------------------------

                                             1994           1993           1992          1991           1990
                                             ----           ----           ----          ----           ----
Balance at beginning  of year         $   3,422,501      2,907,278      2,133,300      1,241,216      4,138,037
Amounts charged off:
      Conventional loans                    119,303         17,727        167,783        550,959      1,362,764
      Construction loans                         --             --             --             --      1,500,000
      Other loans                             9,887         15,223        160,641             --             --
      Real estate owned                       4,019        249,986        928,789         46,869        410,743
      Joint venture loans                   476,633        135,000             --        979,365      1,446,894
Recovery of amounts
   previously charged  off:
      Conventional loans                         --         11,137             --          6,250             --
      Other loans                                --             --         17,300             --             --
      Real estate owned                          --         55,397             --             --             --
      Joint venture loans                        --             --             --          6,543        38,167

Provision for losses                        727,121        866,625      2,013,891      2,456,484     1,785,413
                                      -------------   ------------     ----------     ----------    ----------

Balance at end of year                $   3,539,780      3,422,501      2,907,278      2,133,300     1,241,216
                                      =============   ============     ==========     ==========    ==========
Net charge-offs to
    average outstanding  balance
    of loans,  real estate owned
    and joint venture loans                    .12%           .07%           .24%           .30%           .92%
                                             =====          =====          =====          =====          =====


   The reserves for losses on loans, real estate owned and joint venture loans were allocated as follows:

                                                                     September 30,
                                -------------------------------------------------------------------------------------
                                             1994           1993           1992          1991           1990
                                             ----           ----           ----          ----           ----
Mortgage loans                        $   2,566,176      2,553,479      1,775,669        854,968        522,229
Other loans                                 159,410        138,663        121,661         45,307             --
Real estate owned                           436,194        440,213        634,802      1,057,879        192,241
Joint venture loans                              --        140,146        225,146        175,146        526,746
Real estate development
   assets                                   378,000        150,000        150,000             --             --
                                      -------------   ------------    -----------   ------------   ------------

      Total                           $   3,539,780      3,422,501      2,907,278      2,133,300      1,241,216
                                      =============   ============    ===========   ============   ============

     During 1994, Citizens Savings Bank provided $727,121 provision for losses. This provision coupled with reduced charge-offs resulted in the reserves for losses increasing to $3,539,780.

     Management believes that the reserves are adequate and appropriate based on the conditions that existed at September 30, 1994. Although management believes that it uses the best information available to make such determinations, future adjustments to reserves may be necessary, and net income could be affected, if future circumstances differ substantially from the information and assumptions used.

INVESTMENT ACTIVITIES
- ---------------------
     CIVISTA and Citizens Savings Bank invest in various types of liquid assets, including short-term United States Government and agency obligations, certain certificates of deposits at insured banks and savings institutions, certain bankers' acceptances and federal funds.

     The carrying values of investment securities at the dates indicated are summarized below:

                                                                                September 30,
                                                              ----------------------------------------------
                                                                  1994              1993             1992
                                                              ------------     ------------      ------------
United States Government
   and agency obligations                                   $  128,485,330      146,115,705       80,168,328
Ford Motor Credit note                                           5,000,000        5,000,000               --
FNMA and SLMA common stock, available  for sale                     13,587           18,792           19,120
                                                            --------------     ------------     ------------

   Total                                                    $  133,498,917      151,134,497       80,187,448
                                                            ==============     ============     ============


     The carrying value and weighted average yield of United States Government and agency obligations at September 30, 1994 are summarized below:

                                                            U.S. Treasury securities
                                                              and U.S. Government
                                                               agency obligations
                                                               ------------------
                                                                               Weighted Average
                                                         Amount                 Interest Yields
                                                         ------              --------------------
Due in one year or less                              $    38,973,610               4.28%
Due after one year through
   five years                                             76,510,176               5.45%
Due after five years through
   seven  years                                           13,001,544               6.12%
                                                     ---------------

     Total                                           $   128,485,330
                                                     ===============


     At September 30, 1994, CIVISTA did not hold any U. S. Government or agency security with a maturity longer than seven years.

     Additional information on CIVISTA's investment portfolio is included in
Note 3 of Notes to Consolidated Financial Statements under Item 8.

     As an Ohio-chartered savings and loan, Citizens Savings Bank is subject to the provisions of Ohio law which govern a savings and loan association's investments. Notwithstanding the authority provided under Ohio law, Citizens Savings Bank is subject foremost to OTS regulations. The implementation of the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") generally limits the equity investment activities of state-chartered savings and loan associations. (See Regulation - Restrictions on State-Chartered Savings Associations.)

SAVINGS ACTIVITIES
- ------------------
     Citizens Savings Bank offers programs designed to attract short-term and long-term savings deposits at rates and terms consistent with profitable investment activities. Rather than pay unprofitable deposit rates, Citizens Savings Bank, has been willing, if necessary, to let deposit balances shrink. The deposit programs include passbook savings accounts, statement savings accounts, club accounts, certificate of deposit accounts, money market fund-competitive accounts, retirement accounts and interest-paying, negotiable order of withdrawal ("NOW") checking accounts.

     Citizens Savings Bank has never utilized brokered deposits.

     The table set forth below summarizes average deposits and weighted average rates for the years indicated.

                                                         (Dollars in Thousands)
                                                        Years Ended September 30,
                                     --------------------------------------------------------

                                             1994                1993              1992
                                       ---------------     --------------     --------------
                                       Amount     Rate     Amount    Rate     Amount    Rate
                                       -------    ----     ------    ----     ------    ----
Transaction                         $   132,410   2.4%     125,601   2.5%     107,183   3.5%
Savings                                 314,681   2.8      294,938   3.0      259,967   4.0
Certificates                            240,892   4.7      252,444   4.9      296,398   6.0
                                    -----------         ----------          ---------

   Total                            $   687,983            672,983            663,548
                                    ===========         ==========          =========


     The following table summarizes the certificates of deposit issued in amounts of $100,000 or more as of September 30, 1994 by time remaining until maturity.

                                        (Dollars in Thousands)

                                                                               Amount
                                                                              --------
                 Maturing in:
                   Under 3 months                                            $    4,922
                   3 to 6 months                                                  2,190
                   6 to 12 months                                                 3,046
                   Over 12 months                                                 8,355
                                                                             ----------
               Total                                                         $   18,513
                                                                             ==========


     Additional information on Citizens Savings Bank's savings activities is included in Note 11 of Notes to Consolidated Financial Statements under Item 8.

BORROWINGS
- ----------
     As a member of the FHLB, Citizens Savings Bank may borrow from the FHLB in accordance with statutory authority and specific loan underwriting considerations determined by Citizens Savings Bank. The policy on maximum borrowings for purposes other than savings withdrawals varies from time to time.

 At September 30, 1994 and 1993, Citizens Savings Bank's FHLB advances equaled 1.23% and 1.79% of CIVISTA's assets, respectively. See Note 12 in Notes to Consolidated Financial Statements under Item 8.

     In October 1991, CIVISTA borrowed $1,500,000 from an insurance company in order to finance the Perry Hills Colony apartments. Interest is fixed at 10.375% and the loan matures in 2006.

     CIVISTA borrowed $7,900,000 from an insurance company in 1991 in order to refinance the Woodlawn Village and London Square apartment complexes. The loans on these apartment complexes have monthly payments totalling $73,184. Interest is fixed at 10.25% and the loans mature in 2005.

INTEREST RATE MARGINS
- ---------------------
     CIVISTA's operating results depend primarily on the margin between the income from earning assets and cost of funds.

     The net yield on interest-earning assets (net interest earnings divided by average interest-earning assets, with net interest earnings equalling the difference between the dollar amount of interest earned and paid) was 3.86%, 4.16% and 3.94%, for the years ended September 30, 1994, 1993 and 1992, respectively. Interest-earning assets were calculated based on a daily interval.

     During 1994, the net yield on interest-earning assets declined to 3.86% from 4.16% in fiscal 1993. This decrease was caused by a .59% decline in the yield on interest-earning assets compared to a .26% decline in the average interest rate on interest-bearing liabilities. The much larger decline in yield on interest-earning assets was only partially offset by the growth in average interest-earning assets.

     During 1993, the net yield on interest-earning assets grew from 1992's record of 3.94% to a new record of 4.16%. In 1993, the net yield on interest-earning assets grew .22% compared to the much larger increase of .77% between 1991 and 1992. The 1993 increase in net yield was caused by two factors. The first factor was a decline in average interest rate on interest-bearing liabilities which was slightly larger than the decrease in yield on average interest-earning assets as noted in the table below. 1993's net yield also increased because the average balance of interest-earning assets grew $26.4 million while average interest-bearing liabilities only grew $3.9 million.

                                                  (Dollars in Thousands)
                                 1994                     1993                      1992
                        ---------------------     ---------------------      -------------------

                          Average     Average      Average      Average      Average     Average
                          Balance     Rate         Balance      Rate         Balance     Rate
Total interest-
   earning assets       $   755,239     7.08%       722,667      7.67%        696,237      8.73%
                        -----------     ----       --------      ----        --------      ----
Total interest-
   bearing liabilities  $   703,503     3.45%       683,864      3.71%        679,980      4.90%
                        ===========     ====       ========      ====        ========      ====


     The following table sets forth for CIVISTA the average balances, interest income/expense and average rates for the periods indicated.

                                                      THE CIVISTA CORPORATION

                                  Average Balance Sheet, Interest Rates and Interest Differential
                                          (Amounts in Thousands Except for Average Rates)


                                                                 Years Ended September 30,
                                 ----------------------------------------------------------------------------------------
                                                      1994                                      1993
                                 -----------------------------------------        ---------------------------------------

                                          Average                  Average          Average                 Average
                                          Balance       Interest     Rate           Balance      Interest     Rate
                                             -------     --------     ----           -------      --------     ----
ASSETS
Cash                                    $     14,687            --         --             14,481          --       --
Short-term cash investments                   10,826           372       3.44%            29,680         842     2.84%
Investment securities                        146,772         7,294       4.97            104,304       5,327     5.11
Federal Home Loan Bank stock                   5,381           282       5.25              5,605         252     4.50
Loans, net of undisbursed loans in process
  and deferred loan fees and discounts       595,047        46,261       7.65  (1)       585,344      50,198     8.38  (1)
    Less reserve for loan losses               2,787            --       --                2,266          --       --
                                        ------------   -----------                   -----------    --------
      Net loans                              592,260        46,261       7.68  (1)       583,078      50,198     8.41  (1)
Other assets                                  34,705            --         --             33,501          --       --
                                        ------------   -----------                   -----------    --------
Total assets                            $    804,631        54,209         --            770,649      56,619       --
                                        ============   ===========                   ===========    ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Customer accounts:
  Transaction                           $    132,410         3,187       2.41            125,601       3,196     2.54
  Savings                                    314,681         8,656       2.75            294,938       8,821     2.99
  Certificates                               240,892        11,250       4.67            252,444      12,326     4.88
                                        ------------   -----------      -----        -----------    --------    -----
        Total customer accounts              687,983        23,093       3.36            672,983      24,343     3.62
Notes payable to Federal Home Loan Bank        6,447           268       4.15              1,699          64     3.76
Mortgage loans payable                         9,073           944      10.41              9,182         955    10.41
Other liabilities                             14,092            --         --              9,846          --       --
Shareholders' equity                          87,036            --         --             76,939          --       --
                                        ------------   -----------                   -----------    --------
Total liabilities and shareholders'
equity                                  $    804,631        24,305         --            770,649      25,362       --
                                        ============   ===========                   ===========    ========
Total interest-earning assets                755,239        54,209       7.08%  (1)      722,667      56,619     7.67%  (1)
                                        ============   ===========      =====        ===========    ========    =====
Total interest-bearing liabilities      $    703,503        24,305       3.45%           683,864      25,362    3 .71%
                                        ============   ===========      =====        ===========    ========    =====
Net yield on earning assets                                 29,904       3.86%  (1)                   31,257     4.16%  (1)
                                                       ===========      =====                       ========    =====



                                                     Years Ended September 30,
                                                ----------------------------------
                                                               1992
                                                ----------------------------------

                                                Average                Average
                                                Balance    Interest     Rate
                                                -------    --------    -------
ASSETS
Cash                                            12,288           --        --
Short-term cash investments                     36,011        1,603      4.45%
Investment securities                           59,155        3,510      5.93
Federal Home Loan Bank stock                     5,584          262      4.70
Loans, net of undisbursed loans in process
  and deferred loan fees and discounts         596,785       56,116      9.28   (1)
    Less reserve for loan losses                 1,298           --        --
                                                ------     --------
      Net loans                                595,487       56,116      9.30   (1)

Other assets                                    47,082           --        --
                                                ------     --------
Total assets                                   755,607       61,491        --
                                                ======     ========

LIABILITIES AND SHAREHOLDERS'  EQUITY
Customer accounts:
  Transaction                                  107,183        3,756      3.50
  Savings                                      259,967       10,353      3.98
  Certificates                                 296,398       17,694      5.97
                                              --------     --------     -----
    Total customer accounts                    663,548       31,803      4.79
Notes payable to Federal Home
  Loan Bank                                      7,022          519      7.39
Mortgage loans payable                           9,410          972     10.33
Other liabilities                                8,661           --        --
Shareholders' equity                            66,966           --        --
                                              --------       ------
Total liabilities and shareholders' equity     755,607       33,294        --
                                              ========       ======
Total interest-earning assets                  696,237       61,491      8.73%  (1)
                                              ========       ======    ======
Total interest-bearing liabilities             679,980       33,294      4.90%
                                              ========       ======    ======
Net yield on earning assets                                  28,197      3.94%  (1)
                                                             ======    ======

The average balances presented above are calculated based on a daily interval.

(1)     The average rate excludes the impact of deferred loan fees of $757, $1,163 and $740 in 1994, 1993 and 1992, respectively, which were recognized in income upon the payoff of the underlying loans.

     The following tables present certain information regarding changes in interest income and interest expense of CIVISTA for the years ended September 30, 1994, 1993 and 1992, respectively. For each category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes attributable to (1) changes in volume (change in volume multiplied by old rate) and (2) changes in rate (change in rate multiplied by old volume). The net change attributable to the combined impact of volume and rate has been allocated in proportion to the relationship of the absolute dollar amounts of change in each.

                                                                  Fiscal 1994 Compared
                                                                      to Fiscal 1993
                                                                    Increase (Decrease)
                                                       -------------------------------------------
                                                                  (Dollars in Thousands)

                                                              Volume        Rate          Net
                                                              ------       -----         ----
Interest on loans and mortgage-backed securities         $      737      (  4,673)    (  3,936)
Interest on investments                                       2,115      (    148)       1,967
Interest on other earning assets                           (    706)          266     (    440)
                                                          ---------     ---------    ---------
    Total interest on interest-earning assets                 2,146      (  4,555)    (  2,409)

Interest on deposits                                            532      (  1,782)    (  1,250)
Interest on borrowings                                          383      (    190)         193
                                                         ----------     ---------    ---------
    Total interest on interest-bearing liabilities              915      (  1,972)    (  1,057)
                                                         ----------     ---------    ---------

Increase in net interest income                          $    1,231      (  2,583)    (  1,352)
                                                         ==========     =========    =========


                                                                  Fiscal 1993 Compared
                                                                      to Fiscal 1992
                                                                     Increase (Decrease)
                                                        ------------------------------------------
                                                                  (Dollars in Thousands)

                                                             Volume         Rate        Net
                                                             ------         ----        ---
Interest on loans and mortgage-backed securities         $(     975)     (  4,943)    (5,918)
Interest on investments                                       2,364      (    547)     1,817
Interest on other earning assets                           (    254)     (    517)    (   771)
                                                         ----------     ---------    --------
    Total interest on interest-earning assets                 1,135      (  6,007)    (4,872)

Interest on deposits                                            446      (  7,907)    (7,461)
Interest on borrowings                                     (    519)           48     (  471)
                                                         ----------     ---------    --------
    Total interest on interest-bearing liabilities         (     73)     (  7,859)    (7,932)
                                                         ----------     ---------    -------

Increase in net interest income                          $    1,208         1,852      3,060
                                                         ==========     =========    =======



     Classified assets are included in the average balances for the periods presented. Loan interest, which has been reserved, has been excluded from the average yields for the periods presented.

ASSET/LIABILITY MANAGEMENT
- --------------------------
     CIVISTA's interest rate risk management program is administered through Citizens Savings Bank's Asset and Liability Committee ("ALCO"). In addition to managing Citizens Savings Bank's exposure to changes in interest rates, ALCO also monitors economic conditions, lending activity, savings activity and liquidity.

     Citizens Savings Bank is similar to many financial institutions in that its interest-bearing liabilities mature or otherwise reprice faster than its assets. Since liabilities reprice much faster than assets, a falling interest rate environment will generally improve net interest income while a rising interest environment will generally decrease net interest income.

     The OTS has issued a regulation which adds an interest rate risk component to the risk-based capital rule. This interest rate risk component is predicated on the net portfolio value of an institution's assets, liabilities and off balance sheet commitments under a range of interest rate scenarios.
The OTS calculates the change in net portfolio value due to an immediate interest rate increase or decrease of 200 basis points.

     Using September 30, 1994 data, the OTS calculated Citizens Savings Bank's current net portfolio value at $76,466,000. With an instantaneous drop of 200 basis points, this net portfolio value grew $13,684,000 to $90,150,000. If interest rates immediately rise 200 basis points, the OTS calculated that the net portfolio value would drop $20,161,000 to $56,305,000. These calculations reflect the fact that Citizens Savings Bank is subject to significant interest rate risk.

     Through its ongoing interest rate risk management program, Citizens Savings Bank seeks to maintain interest rate risk at an acceptable level. This program does not attempt to eliminate interest rate risk.

SUBSIDIARY AND OTHER ACTIVITIES
- -------------------------------
     CSC owns and manages approximately 350 residential rental units in apartment and duplex complexes which are primarily in the suburban Canton, area. CSC owns a large portion of the Lakeview Office Condominium located in the Belden Village area of Stark County, Ohio. Through its division, CIVISTA Real Estate Company, CSC is engaged in property management for third parties.

     CIC was incorporated in 1981 for residential real estate development in La Quinta, California. During 1990, CIC acquired title to 40 acres of land in La Quinta, California which are contiguous to the land developed by a CIVISTA-managed joint venture. Approximately 28 acres have been developed into 54 residential lots. As of September 30, 1994, 17 lots have been sold and closed. No plans have been finalized for the remaining acreage. In addition, CIC is managing partner of a joint venture in La Quinta, California. In 1991, the joint venture completed the sellout of its real estate inventory; however, the joint venture will not be terminated until a remaining warranty issue is resolved.

     CIVISTA also owns CASNET, Crest Investments, Inc. and the Woodlawn Village and London Square apartments. CASNET provides data processing services for Citizens Savings Bank and other savings and loan associations in three states through a service center in Canton, Ohio. In addition, CASNET develops computer software for financial institutions, provides microfiche services, interactive voice response technology and personal computer consulting. During 1992, CASNET entered the credit union on-line servicing market by purchasing nine credit union contracts from Cascade Financial Services. Crest Investments, Inc. owns Crest Insurance Agency, Inc., which sells securities and tax-deferred annuities under an agreement with a registered broker/dealer. Woodlawn Village and London Square are residential apartment complexes in suburban Canton. The complexes contain 422 units.

CERTAIN RATIOS
- --------------
     The following table shows certain income and financial condition ratios of CIVISTA for the periods indicated.

                                                                  Year Ended September 30,
                                                             ---------------------------------

                                                               1994      1993        1992
                                                               ----      ----        ----
Net earnings as a percentage of:
  Average assets                                                1.37%     1.70%       1.26%
  Average shareholders' equity                                 12.69     16.99       14.27
Cash dividends as a percentage of net earnings                 20.55     13.31       14.96
Average equity as a percentage of average assets               10.82      9.98        8.86

     The ratios shown above utilize averages calculated on a daily interval.


FEDERAL AND STATE TAXATION
- --------------------------
     Federal income tax returns for CIVISTA and its subsidiaries are reported on a consolidated basis. Savings and loan associations, such as Citizens Savings Bank, which qualify by meeting certain definitional requirements primarily relating to their asset investments and sources of income, are permitted to establish a reserve for bad debts and to make annual additions thereto. Such additions qualify as deductions from taxable income. A qualifying savings and loan association may elect, annually, either of the following two methods to compute its allowable bad debt deduction: (i) the percentage of taxable income method or (ii) the experience method. Under the percentage of taxable income method, the bad debt reserve deduction is computed as 8% of taxable income. Each year Citizens Savings Bank utilizes the most advantageous method available for that year. During the past several years, Citizens Savings Bank has computed additions to its bad debt reserve under both the percentage of taxable income and the experience methods. With the corporate income tax rate at 35% for taxable income in excess of $10 million, the marginal federal income tax rate for a savings and loan association using the percentage of taxable income bad debt deduction is approximately 32%.

     Earnings appropriated to bad debt reserves are not available for any other purpose than to absorb losses. They are not available for the payment of cash dividends or other distributions to shareholders, including distributions on redemption, dissolution or liquidation, without payment of federal income taxes by Citizens Savings Bank on such distribution at the then current tax rate. However, such amounts added to the bad debt reserves for federal income tax purposes may also be used to meet regulatory reserve requirements.

     If an association's specified assets (generally, loans secured by residential real estate or deposits, educational loans, cash and certain government obligations) constitute less than 60% of its total assets, the association may not deduct any addition to the bad debt reserve and generally must include existing reserves in income over a four-year period. At September 30, 1994, over 95% of Citizens Savings Bank's total assets were specified assets.

     Additional information on the application of federal income taxes is contained in Notes 14 and 15 of Notes to Consolidated Financial Statements under Item 8.

     During 1994, 1993 and 1992, Ohio taxed financial institutions at the rate of $1.50 per $100 of shareholders' equity.

COMPETITION
- -----------
     Citizens Savings Bank actively competes with other savings and lending institutions in central and western Stark County. Competition for savings comes principally from other savings and loan associations, commercial banks, credit unions located in its primary market area and brokerage house money market and other funds. The primary factors in competing for savings are interest rates paid on deposits and convenience of office hours and locations. During periods when money market rates are relatively high, obligations offered by governments, government agencies and other entities seeking funds add significantly to competition for savings.

     Citizens Savings Bank's principal competition for loans is provided by other savings and loan associations, commercial banks, mortgage companies, governmental agencies and, to a lesser extent, credit unions. The primary factors in loan competition are interest rates, extent and time interval of interest rate adjustments, origination charges and convenience of office location for applications, closing and servicing.

EMPLOYEES
- ---------
     On September 30, 1994, CIVISTA and its subsidiaries employed approximately 298 full-time and 57 part-time employees. None of the employees is represented by a union or collective bargaining group. Management considers its relations with employees to be excellent. Employee benefit programs are considered by management to be competitive with benefits provided by other savings associations and major employers within the normal operating area.

REGULATION
- ----------
SAVINGS AND LOAN HOLDING COMPANY LAW
- ------------------------------------
     CIVISTA is a non-diversified, unitary savings and loan holding company within the meaning of the Savings and Loan Holding Company Act (the "Holding Company Act"), as amended by FIRREA, is registered with the OTS and is subject to OTS regulations, examinations, supervision and reporting requirements.

     As a unitary savings and loan holding company, CIVISTA generally is permitted to engage in activities that are unrelated to the activities of Citizens Savings Bank, provided that Citizens Savings Bank continues to qualify as a "domestic building and loan association" under the Internal Revenue Code and as a "Qualified Thrift Lender" ("QTL").

REGULATION OF SAVINGS ASSOCIATIONS
- ----------------------------------
     CAPITAL REQUIREMENTS The OTS has established capital regulations based on minimum tangible capital, minimum leverage limit and risk- based capital. The capital requirements are designed to be "no less stringent than capital standards applicable to national banks." Citizens Savings Bank is in full compliance with these capital requirements. See Management's Discussion and Analysis of Financial Condition and Results of Operations under Item 7 and Note 15 of Notes to Consolidated Financial Statements under Item 8.

     Savings associations must generally maintain minimum tangible capital of
1.5 percent of total assets. Tangible capital consists of common shareholders' equity, noncumulative perpetual preferred stock and related surplus and minority interest in consolidated subsidiaries less goodwill and certain other intangible assets.

     The leverage ratio requirement mandates capital of 3 percent of total assets subject to certain adjustments.

     For the risk-based capital requirement, the OTS assigned risk weighting factors to all assets and certain commitments. Savings institutions must maintain capital at 8 percent of these risk weighted assets. The OTS issued a final regulation adding an interest rate risk component to the risk-based regulatory capital requirement. This regulation began affecting capital calculations on September 30, 1994.

     On December 19, 1992, the prompt corrective action regulations of the Federal Deposit Insurance Corporation Improvement Act became effective. These regulations define specific capital categories based on an institution's capital ratios. The capital categories are "well capitalized", "adequately capitalized", "undercapitalized", "significantly undercapitalized" and "critically undercapitalized". Institutions categorized as "undercapitalized" or worse are subject to certain restrictions, including the requirement to file a capital plan with the OTS, prohibitions on the payment of dividends and management fees, restrictions on executive compensation and increased supervisory monitoring, among other things. Other restrictions may be imposed on the institution either by the OTS or by the FDIC, including requirements to raise additional capital, sell assets or sell the entire institution. Once an institution becomes "critically undercapitalized" it is generally placed in receivership or conservatorship within 90 days.

     To be considered "well capitalized", an institution must generally have a leverage ratio of at least 5 percent, a Tier 1 (core capital) risk-based capital ratio of at least 6 percent, and a total risk-based capital ratio of at least 10 percent.

     At September 30, 1994, Citizens Savings Bank exceeded all regulatory capital requirements.

     DEPOSIT INSURANCE SYSTEM Savings deposit accounts in Citizens Savings Bank are insured by the FDIC through SAIF to the maximum amount permitted by law. Although the FDIC manages both SAIF and the Bank Insurance Fund ("BIF"), the two funds are administered separately and their resources may not be commingled.

     On January 1, 1993, the FDIC enacted a risk-based deposit insurance premium system with premiums ranging from 23 cents to 31 cents per $100 of deposits. In general, SAIF is required to build and maintain reserves at a level of 1.25% of insured deposits. This designated reserve ratio may be raised up to 1.50% if the FDIC board determines that the increase is "justified by circumstances that raise a probable risk of substantial future losses" to SAIF. FDIC is permitted to semiannually raise premiums for banks and savings institutions as high as necessary.

     If a savings institution fails to meet its required regulatory net worth, the FDIC and the OTS may cause the institution to take such actions as the FDIC and the OTS may deem appropriate for the protection of the SAIF or the institution.

     TRANSFERS BETWEEN INSURANCE FUNDS   Beginning in 1994, conversions between
the BIF and SAIF funds will be permitted with the prior consent of the FDIC and the payment of both an entrance and exit fee. The exit fee to leave the SAIF fund is 90 cents for every $100 of insured deposits. The entrance fee to join the BIF fund is based on the BIF reserve ratio at the time of conversion.

     QUALIFIED THRIFT LENDER TEST Savings associations are required to comply with the requirements of the QTL test. Savings institutions that fail to comply with the QTL test will either have to convert to a bank charter or will have limits placed on their activities, branching authority, FHLB advances and dividend payments. If the savings association subsidiary of a unitary savings and loan holding company fails to meet the QTL test, then such unitary holding company will become subject to the activities restrictions applicable to multiple holding companies and ultimately to the activities restriction applicable to bank holding companies.

     An insured savings association is required to maintain 65 percent of its assets in designated "qualified thrift investments". The list of qualified thrift investments includes principally housing-related assets such as mortgage loans, home improvement loans, home equity loans, residential mortgage-backed securities and FHLB stock.

     FEDERAL HOME LOAN BANK ADVANCES The Federal Housing Finance Board has adopted a rule which ties continued access to long-term FHLB advances to how well an institution meets community investment needs. Once every two years, FHLB member institutions will be required to submit a community support statement. These reports will include an institution's Community Reinvestment Act ("CRA") evaluation, information on how first-time buyers were assisted and a description of other community investment support. Long-term advances may only be used for the purpose of providing funds for housing finance.

     BANK HOLDING COMPANY ACQUISITION OF HEALTHY SAVINGS ASSOCIATIONS FIRREA permits bank holding companies to acquire any savings association regardless of whether the savings association is healthy or unhealthy.

     TRANSACTIONS WITH AFFILIATES Savings associations follow the affiliate rules as set forth in Sections 23A, 23B and 22(h) of the Federal Reserve Act subject to additional limitations in FIRREA and as adopted by the Director of the OTS. The FIRREA definition of affiliate excludes service corporation subsidiaries of the savings association. Sections 23A and 23B generally do not require prior regulatory approval of transactions but provide that:

         o "Covered transactions", which include loans, purchase of assets, acceptance of affiliate securities as collateral and the issuance of guarantees and letters of credit cannot exceed 10% of capital and surplus in the aggregate with any one affiliate. The aggregate limit with all affiliates is limited to 20% of capital stock and surplus.

         o Certain covered transactions must be secured by collateral having a market value equal to between 100% and 130% of the transactions.

         o   Generally low-quality assets may not be purchased.

         o Covered transactions and most other transactions such as sales of assets or contracts for services must be on terms that are equivalent to those available to unrelated parties.

     FIRREA provides that a savings association may not make a loan or extension of credit to an affiliate unless the affiliate is only engaged in activities which the FRB has determined are permissible for bank holding companies.

     LOANS TO ONE BORROWER LIMITATION The loans to one borrower limitations applicable to thrifts are generally the same as those for national banks, subject to certain exceptions for residential construction lending. Generally, a savings association cannot lend more than 15% of the institution's unimpaired capital and surplus to one borrower. An additional 10% can be loaned to a borrower if the loans are fully secured by readily marketable collateral. Real estate is not included within the definition of readily marketable collateral. However, an association meeting the fully phased-in capital rules may lend 30% of its unimpaired capital and surplus to one borrower to construct certain residential housing units.

     Citizens Savings Bank has not utilized the exception permitting higher loans to one borrower lending limits for residential construction lending. At September 30, 1994, Citizens Savings Bank's general loans to one borrower limit was approximately $9.3 million. At September 30, 1994, the largest amount of outstanding loans in the aggregate to one borrower was approximately $7.2 million.

     LOANS TO INSIDERS Savings associations are subject to the restrictions contained in the Federal Reserve Board's Regulation O on loans to directors, executive officers, principal shareholders and certain of their related interests. Extensions of credit to executive officers, directors, principal shareholders or their related interests cannot be made on preferential terms. Citizens Savings Bank has adopted a policy requiring advance Board of Director approval for all requests for extension of credit by insiders. Loans by Citizens Savings Bank to any director, executive officer, principal shareholder or to any related interest of such person cannot exceed the limits established by the OTS on loans to a single borrower when aggregated with all loans to such person and their related interests.

     CAPITAL DISTRIBUTION REGULATION   Limitations are imposed upon all
"capital distributions" by savings associations, including cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another association in a cash-out merger and other distributions charged against capital. The regulation establishes a three-tiered system of regulation, with the greatest flexibility being afforded to well-capitalized associations such as Citizens Savings Bank. The regulation also provides the OTS with the authority to prohibit capital distributions otherwise permitted by this rule if such distribution would constitute an unsafe or unsound practice.

     An association that has capital that is at least equal to its fully phased-in capital requirement and that has NOT been advised by the OTS that it is in need of more than normal supervision is a Tier 1 association ("Tier 1 Association"). Citizens Savings Bank is a Tier 1 Association. An association that has capital at least equal to its minimum regulatory capital requirement, but less than its fully phased-in capital requirement, is a Tier 2 association ("Tier 2 Association"). An association having capital that is less than its minimum regulatory capital requirement is a Tier 3 association ("Tier 3 Association").

     A Tier 1 Association such as Citizens Savings Bank can, upon 30 days notice to the OTS, make capital distributions during a calendar year in an amount up to 100% of its net income to date during the calendar year plus the amount that would reduce its "surplus capital ratio" (the percentage by which the ratio of its capital to assets exceeds the ratio of its fully phased-in capital requirement to assets) by one-half of its surplus capital ratio at the beginning of the calendar year, as adjusted to reflect its net income to date during the year. Any additional amount of capital distributions will require prior regulatory approval.

     Citizens Savings Bank's ability to pay future cash dividends to CIVISTA is also limited by a dividend agreement with the OTS. Under its dividend agreement, as long as Citizens Savings Bank exceeds its fully phased-in capital requirement, Citizens Savings Bank can dividend 100 percent of its net income for the prior eight quarters less cumulative dividends paid for such prior eight quarters.

     A Tier 2 Association can make a capital distribution, upon 30 days notice to the OTS. If the association's current capital satisfies the 8% risk-based capital standard, it may make distributions up to 75% of net income over the most recent four quarters.

     A Tier 3 Association is not authorized under the regulation to make any capital distributions unless it receives prior regulatory approval, or in the case of an association operating in compliance with an approved capital plan, the distribution is consistent with such approved capital plan.

FEDERAL HOME LOAN BANK SYSTEM
- -----------------------------
     The twelve district Federal Home Loan Banks are the central credit source for member institutions.

     As a member of the FHLB of Cincinnati, Citizens Savings Bank is required to acquire and hold shares of stock in that Bank in an amount at least equal to 1% of the aggregate principal amount of its unpaid home mortgage loans, home purchase contracts, and similar mortgages at the beginning of each calendar year, or one-twentieth of its unpaid borrowings from the FHLB of Cincinnati, whichever is greater.

LIQUIDITY REQUIREMENTS
- ----------------------
     The OTS currently requires a member savings and loan association to maintain liquid assets (cash, certain time deposits, banker's acceptances and specified United States Government, state or federal agency obligations) equal to a monthly average of at least 5% of its net withdrawable savings deposits plus short-term borrowings. This liquidity requirement may be changed from time to time by the OTS to an amount within the range of 3% to 10%. Monetary penalties may be imposed for failure to meet liquidity requirements. Citizens Savings Bank has consistently exceeded its liquidity requirements. At September 30, 1994, Citizens Savings Bank's liquidity ratio was 19.9%.

FEDERAL RESERVE
- ---------------
     The Monetary Control Act of 1980 imposed Federal Reserve requirements on all depository institutions that maintain transaction (NOW) accounts and/or non-personal time deposits. Citizens Savings Bank has met its reserve requirements throughout the fiscal year ended September 30, 1994.

     The Monetary Control Act also requires that the Federal Reserve System's lending facility be made available to savings and loan associations on the same basis as that enjoyed by System member commercial banks. Accordingly, Citizens Savings Bank is authorized to borrow funds from the Federal Reserve under conditions prescribed from time to time by the System's Board of Governors.

COMMUNITY REINVESTMENT ACT
- --------------------------
     The CRA requires financial institutions to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods. The CRA encourages financial institutions to develop the types of products and services which it believes are best suited to its own community.

     The OTS is required as part of its examination process to assess the institution's record of meeting the credit needs of its entire community and lending to first time home buyers. The OTS prepares a written evaluation of the institution's compliance with the CRA using a four-tiered rating system consisting of the terms "outstanding", "satisfactory", "needs to improve" and
"substantial noncompliance".   During its last exam, the OTS rated Citizens
Savings Bank's compliance with the CRA as "outstanding".

INTERNAL CONTROL AND COMPLIANCE REPORTING
- -----------------------------------------
     As a result of FDICIA, all financial institutions have new internal control and compliance reporting requirements which apply to financial statements for years ending after December 31, 1993. Beginning in fiscal 1994, Citizens Savings Bank's management is required to prepare an annual report on the internal controls over financial reporting of the institution. This report is provided by management, attested to by the chief executive and financial officers and publicly available. Management must also report on the institution's compliance with a designated set of laws and regulations. These laws and regulations govern loans to insiders and dividend restrictions. The institution's external auditor must provide an attestation report on agreed-upon procedures covering compliance with these laws and regulations.

RESTRICTIONS ON STATE-CHARTERED SAVINGS ASSOCIATIONS
- ----------------------------------------------------
     Effective January 1, 1990, FIRREA applied new restrictions that affected state-chartered institutions. As of that date, state-chartered savings associations were prohibited from directly engaging in any activity or in any activity in an amount impermissible for a federal savings association unless
(1) the savings association was, and continues to be, in compliance with the fully phased-in capital standards and (2) the FDIC determines that the activity would not pose a significant risk to the deposit insurance fund.

     If an activity is permissible for a federal savings association, a state-chartered savings association may engage directly in that activity in an amount greater than that allowed a federal institution if (1) the savings and loan association was, and continues to be, in compliance with the fully phased-in capital standards, (2) the FDIC determines that engaging in the greater amount of the activity would not pose a significant risk to the deposit insurance fund and (3) the activity does not involve nonresidential real property loans.

     FIRREA prohibits a state-chartered savings association from directly acquiring or retaining any equity investment of a type or in an amount not permitted for a federal savings association. If a state-chartered institution is in compliance with the fully phased-in capital standards and the FDIC determines there is no significant risk, an institution may acquire or retain service corporation investments that are not otherwise permitted if the institution complies with certain FDIC application requirements.

STATE REGULATION
- ----------------
     CIVISTA is subject to certain regulations imposed under Ohio law and Citizens Savings Bank is regulated by the Superintendent of Savings and Loan Associations of Ohio. The Ohio Superintendent has the right to examine the books and records of CIVISTA and may also enter into cooperative agreements with other state and federal savings and loan regulatory authorities to facilitate the examination of Citizens Savings Bank. The Superintendent may accept the reports of examinations and other records from such other authorities in lieu of conducting the Superintendent's own examination of such savings and loan holding companies. The Superintendent may take any action jointly with other regulatory agencies having concurrent jurisdiction over such savings and loan holding companies or may take action independently in order to carry out the Superintendent's responsibilities under Ohio law. The Superintendent may require any savings and loan holding company that has acquired an Ohio savings and loan association to submit such reports to the Superintendent as may be determined to be necessary or appropriate.

     The approval of the Superintendent is required for the declaration of dividends by Citizens Savings Bank to CIVISTA if the total of all such dividends declared in any fiscal year exceeds the total of its net profits of that year combined with the retained net profits of the preceding two years, less any required transfers to surplus or a fund for the retirement of any preferred stock.

     Under Ohio law, restrictions also exist with respect to the acquisition of a controlling interest in a savings and loan holding company or a savings and loan association. Under Ohio law, no person or entity can, directly or indirectly, acquire a controlling interest (greater than a 15% stock ownership interest) in a savings and loan holding company or a savings and loan association without the prior written approval of the Superintendent of Savings and Loan Associations of Ohio.

ITEM 2.          PROPERTIES

PROPERTIES USED IN SAVINGS AND LOAN OPERATIONS
- ----------------------------------------------
     The operations of CIVISTA and Citizens Savings Bank are conducted through its principal office located in leased space in Canton. The principal building lease expires in 2003 and includes options to renew for an additional 25 years. Citizens Savings Bank's loan origination office is in the CIVISTA Building located in suburban Canton. At September 30, 1994, Citizens Savings Bank had 9 additional branch offices in Stark County of which 4 were owned and 5 leased. Citizens Savings Bank constructed an additional office in Stark County which is owned and was opened in October 1994.

CASNET
- ------
     CASNET operates out of the CIVISTA Building.

OTHER PROPERTIES
- ----------------
     CIVISTA owns two residential communities located in Jackson and Perry Township, both near the western corporate limits of the city of Canton. Woodlawn Village includes 198 apartments and townhouses with recreational facilities for common use by the tenants. The second property, London Square, consists of 224 apartments and townhouses, and recreational facilities.

     The principal asset of CSC is Perry Hills Colony which is located in Canton and which consists of 140 apartments and townhouses, 6 one- story duplexes and recreational facilities. CSC also owns Diamond Estates which consists of 49 duplexes. CSC has other properties which it owns and manages which are located in the general Stark County area.

     CIC is engaged in marketing residential lots in La Quinta, California. CIC acquired 40 acres of land in La Quinta, California. CIC has developed approximately 28 acres into 54 residential lots. As of September 30, 1994, 17 lots have been sold and closed. Plans have not been finalized for the remaining acreage. These properties are further described in "Subsidiary and Other Activities" under Item 1 and in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, under "Real Estate Development Assets" and "Asset Review".


ITEM 3.          LEGAL PROCEEDINGS

     There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, relating to CIVISTA and its subsidiaries.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter ended September 30, 1994.

                                    PART II
                                    -------
ITEM 5.          MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                 SHAREHOLDER MATTERS

     CIVISTA common shares are traded over-the-counter. Although it is not actively traded, the stock has an established public market through two brokerage firms which make a market in CIVISTA common shares. Approximate prices for the last two years are shown below as quoted in the local daily newspaper by McDonald & Company Securities, Inc. This firm is a member of the New York Stock Exchange and other exchanges.

     The following bid prices reflect inter-dealer prices without adjustments for retail markups, markdowns, or commissions and may not represent actual transactions. The bid prices and the per share data reflect the two-for-one stock split of November 22, 1993.

                                                                               PER SHARE
           QUARTER                       BIDS                    CASH DIVIDENDS               BOOK
            ENDING                 HIGH      LOW                    DECLARED                 VALUE
           12/31/92              $ 16.25     15.00                  .08 3/4                   21.19
                                                                    .15    extra
           03/31/93                20.00     16.25                  .08 3/4                   22.16
           06/30/93                21.00     20.00                  .08 3/4                   23.07
           09/30/93                22.50     21.00                  .08 3/4                   23.80
           12/31/93                26.00     22.50                  .10                       24.28
                                                                    .25    extra
           03/31/94                28.50     26.00                  .10                       24.99
           06/30/94                32.00     28.50                  .10                       25.61
           09/30/94                38.50     32.00                  .10                       26.24

As of September 30, 1994, CIVISTA had 497 shareholders of record.

ITEM 6.          SELECTED FINANCIAL DATA

                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)



                                                   1994          1993        1992        1991         1990
FOR THE YEAR:
    Total interest income                      $  54,209        56,619      61,491       63,445      61,692
    Total interest expense                        24,304        25,362      33,294       41,646      41,299
                                               ---------     ---------    --------     --------   ---------
    Net interest income                           29,905        31,257      28,197       21,799      20,393
    Provision for loan losses                        163           817       1,308          923       1,417
    Provision for real estate losses                 564            50         706        1,534         368
    Investment security gains, net                   729             1           4          413          --
    Gains on sales of mortgage loans
        and mortgage-backed securities, net           38         2,387         708          160         188
    Net earnings (note 1)                         11,048        13,072       9,557        6,214       4,360
    Net earnings per share  (note 2)                3.02          3.64        2.71         1.80        1.26
    Cash dividends per share (note 2)                .65           .50         .41 1/4      .33 3/4     .35
    Increase (decrease) in
        customer  accounts                       ( 5,438)       22,182      10,676       24,214      10,309
    Loans originated                             119,301       113,280      96,673       84,445      99,116
    Loans purchased                               27,701        67,305      35,188       61,314      13,077

AT YEAR END:

    Assets                                       798,416       799,015     750,680      741,587     706,456
    Total mortgage-backed securities and
        loans receivable, net                    599,306       584,643     589,089      610,709     572,487

    Cash and cash investments                     25,395        19,190      36,682       53,760      27,848
    Investment securities                        133,499       151,134      80,187       28,588      55,272
                                                 -------       -------     -------      -------     -------
          Total                                  158,894       170,324     116,869       82,348      83,120

    Federal Home Loan Bank stock                   5,284         5,618       5,723        5,319       5,104
    Customer deposits                            678,631       684,069     661,887      651,211     626,997
    Notes payable and other borrowings            18,822        23,461       9,588       18,783      13,443
    Shareholders' equity                          91,781        82,961      71,468       63,178      58,005
    Shareholders' equity per
         share (note 2)                            26.24         23.80       20.63        18.35       16.82
    Shareholders' equity as % of assets             11.5 %        10.4 %       9.5 %        8.5 %       8.2 %
    Number of offices                                 10            10          10           10          10


NOTE 1 -   In 1991, $911,719 of net earnings resulted from a favorable settlement of certain tax issues with the IRS.

NOTE 2 -   Net earnings per share is based upon the weighted average number of common shares and common share equivalents outstanding during each period.  Net earnings per share, cash dividends per share and shareholders' equity per share reflect the two-for-one stock split of November 22, 1993.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following provides an overview of CIVISTA's financial condition, results of operations and capital adequacy.


FINANCIAL CONDITION

LENDING

     In addition to the primary business of granting first mortgage loans, CIVISTA's lending activity includes short-term consumer financing, loans for education and equity lines of credit. CIVISTA endeavors to maintain high loan standards in underwriting all of these types of loans. CIVISTA's first mortgage lending is primarily restricted to single-family residences.

     CIVISTA is an equal housing lender and is committed to serving the credit and housing needs of its primary marketing area. During 1993, CIVISTA created the position of Affordable Housing Loan Originator in order to attract greater numbers of low and moderate income and minority applicants. During the years ended September 30, 1994 and 1993, CIVISTA originated $39.6 million and $42.6 million, respectively, in mortgage loans to Stark County borrowers with low and moderate incomes (considered to be up to 115% of the Stark County median income). This represented almost 43% of the total number of mortgage loans and equity lines of credit closed and over 32% of the total mortgage dollars loaned during the most recent year.

     CIVISTA actively promotes the health and vitality of the communities which it serves. This is evidenced by special loan programs, a strong marketing outreach, credit counseling programs, and nearly 300 lower priced rental units owned by CIVISTA which are located in southwest and northeast Canton and in Alliance. CIVISTA's directors, officers and employees give of their time and energy in many civic activities in order to strengthen the communities in CIVISTA's market.

     During its most recent Community Reinvestment Act examination, CIVISTA received an "outstanding" rating which is the highest possible rating.

     Lending activity in 1994 was very strong through May when increased interest rates seemed to dampen the real estate market. Most of CIVISTA's customers continued to select fixed rate loans. Few borrowers were willing to accept an adjustable rate loan and CIVISTA has been unwilling to offer "teaser" rates to obtain adjustable rate loans. During 1994, borrowers refinanced loans totalling $16.6 million. This was a $13.6 million drop from the $30.2 million which was refinanced in 1993, as a result of falling interest rates.

     CIVISTA's mortgage loan originations in 1994 totalled a record $102.7 million which exceeded the previous record of $97.9 million which had been achieved in 1993. In spite of record originations, mortgage loans grew only .7% or $3.3 million in 1994. Originations were barely enough to offset payoffs, principal reductions, customers who refinanced with other lenders and CIVISTA's decision to sell approximately $8.0 million of thirty-year fixed rate loans. By selling these loans, CIVISTA was able to reinvest the proceeds in shorter term products and better match its assets and liabilities.

     Fixed rate loans continued to become a larger portion of the loan portfolio. Fixed rate loans increased approximately $14.1 million during 1994 while adjustable rate loans decreased approximately $11.8 million. During 1993, fixed rate loans increased approximately $39.7 million while adjustable rate loans declined approximately $29.3 million. At September 30, 1994, fixed rate loans amounted to 78% of mortgage loans.

     CIVISTA has been successful over the last three years in originating a larger portion of loans with fifteen-year or shorter maturities instead of the
traditional thirty-year loan.   During 1994 and 1993, respectively,
approximately 50% and 56% of mortgage loan originations were for fifteen-year or shorter terms. Shorter maturities were attractive to many borrowers because these loans carried slightly lower interest rates than longer maturities. The shorter maturities of these loans are advantageous to CIVISTA since they materially reduce the average life of the mortgage loan portfolio. These shorter maturity loans better match CIVISTA's customer deposit liabilities and provide a higher level of amortization than thirty-year loans. If interest rates continue to rise, CIVISTA believes that borrowers will prefer thirty-year loans which have lower monthly payments than shorter term loans.

     At September 30, 1992, CIVISTA classified all of its mortgage-backed securities, except those with five-year balloon maturities, as available for sale. CIVISTA classified mortgage-backed securities with carrying values of approximately $65.9 million as available for sale in order to provide flexibility in responding to interest rate changes. In 1993, as interest rates continued to decline these mortgage-backed securities experienced rapid prepayments. While CIVISTA held these mortgage-backed securities, the high level of refinancing combined with normal principal payments reduced the mortgage-backed security balance by $13.6 million. During February and June 1993, CIVISTA sold $25.4 million and $16.7 million, respectively, of mortgage-backed securities. In July 1993, CIVISTA sold the remaining $10.2 million of mortgage- backed securities. These sales resulted in gains of approximately $2.4 million.

     1993 reflects the prepayment risk which is inherent in mortgage-backed securities and mortgage loans. In periods of declining interest rates, many borrowers refinance. As a result, mortgage loans and mortgage-backed securities prepay at rates that are far faster than normal amortization. CIVISTA continually monitors the prepayment speed of mortgage loans and mortgage-backed securities.

     During 1994 and 1993, CIVISTA purchased $27.7 million and $65.4 million, respectively, of mortgage-backed securities. These mortgage- backed securities have five-, seven- and ten-year maturities and are held for investment. These purchases met CIVISTA's strategy of acquiring shorter term market rate mortgage-backed securities.

     During December 1991, CIVISTA analyzed the weighted average lives of the mortgage-backed security portfolio. All mortgage-backed securities with a weighted average life in excess of six years were transferred into the available for sale category. These mortgage-backed securities had weighted average lives of six to twenty-one years and a composite weighted life over twelve years. During February and March 1992, CIVISTA sold these longer-term mortgage-backed securities which had book values totalling $25.8 million and recorded net gains of $.7 million. During the second and third quarters of 1992, CIVISTA purchased $34.9 million of five- and seven-year balloon mortgage-backed securities. As a result, CIVISTA was able to better match its assets and liabilities by shortening the life of this group of assets from beyond twelve years to a much shorter period.

     As a result of CIVISTA's acquisitions of five-, seven- and ten-year mortgage-backed securities, at September 30, 1994, 97% of CIVISTA's mortgage-backed securities mature in less than ten years. The weighted average life of the mortgage-backed security portfolio was slightly over 3.6 years at September 30, 1994.

     During 1994, other loans decreased principally as a result of the sale of $1.6 million of college loans. Due to processing requirements on these loans, CIVISTA has adopted the policy of selling education loans before payments commence.

CUSTOMER DEPOSITS

     CIVISTA continues to follow the policy of seeking deposits on rates and terms which will support profitable investment opportunities. Rather than pay unprofitable rates, CIVISTA has been willing, if necessary, to let deposit balances shrink. Customer account balances decreased during 1994 by approximately $5.4 million as a result of interest credits of $23.1 million which were offset by net cash outflows of $28.5 million.

     Interest rates also continued to impact the composition of CIVISTA's customer deposits. As interest rates declined in 1992 and 1993, customers shifted their maturing certificates of deposit into savings and transaction accounts. This trend continued in 1994 on a very slight scale. During 1994, certificates of deposit fell from 36.4% of total customer deposits to 35.6%.
In fiscal 1993, certificates of deposit fell from 40.0% to 36.4% of total customer deposits. Savings accounts grew from 45.3% at the beginning of 1994 to 45.5% of customer deposits at September 30, 1994, and transaction accounts grew from 18.3% to 18.9%. During fiscal 1993, savings accounts grew from 42.5% to 45.3% of customer deposits while transaction accounts grew from 17.5% to 18.3% of customer deposits.

LIQUIDITY

     CIVISTA's cash, short-term cash investments, and investment securities are monitored to help ensure that sufficient liquidity exists to cover potential cash requirements. CIVISTA also has available additional sources of liquidity which include customer deposits, loan repayments and borrowing from the Federal Home Loan Bank.

     Throughout 1994, CIVISTA's cash, short-term cash investments and investment securities averaged $172.3 million or 21.4% of average assets. In 1994, liquidity was higher than planned due to cash flows in excess of loan demand. In 1993, liquidity averaged $148.5 million or 19.3% of average assets. CIVISTA has been maintaining a higher than normal portfolio of liquid assets as a hedge against the rise in interest rates. If interest rates continue to rise, the yields on liquid assets will adjust quickly and help offset increased interest on customer deposits.

REAL ESTATE INVESTMENT PROPERTY

     CIVISTA owns and manages residential rental properties. At year-end, CIVISTA owned approximately 770 residential rental units. These units are primarily in communities of apartments and town houses located in the Canton, Ohio area. During 1993, CIVISTA constructed seven duplexes specifically for low income housing.

     CIVISTA views the Canton, Ohio area as a relatively stable market. CIVISTA has experienced high occupancy in its rental properties over the past twenty years. CIVISTA is not aware of any factors which would be expected to have a significant impact on rental rates or occupancy.

     Mortgage loans are outstanding on three apartment complexes. The cash flows from these properties are more than adequate to service the debt. Footnote 13 of the Notes to Consolidated Financial Statements provides additional information on these mortgage loans.

REAL ESTATE DEVELOPMENT ASSETS

     CIVISTA has one real estate development project located in California.
The Enclave Mountain Estates consists of 27.6 acres which have been developed into 54 residential lots. This development is contiguous to the La Quinta Hotel Golf and Tennis Resort in La Quinta, California. In May 1991, CIVISTA received approval from the State of California to close sales on the 54 residential lots. As of September 30, 1994, sales have been closed on seventeen lots; one was closed in fiscal 1994, one was closed in fiscal 1993 and four were closed in fiscal 1992. CIVISTA believes that the primary reasons for the slow pace of the sellout of the development are discussed in the following paragraph. CIVISTA also owns a 12 acre tract which is located only a short distance from the Enclave Mountain Estates. Plans for this acreage have not yet been finalized.

     Sale of the remaining 37 Enclave Mountain Estates lots are very dependent upon the condition of the southern California real estate market. CIVISTA does not expect significant sales activity until California recovers from the current recession and the southern California real estate market improves. At the end of December 1993, the KSL Recreation Group, Ltd. purchased the La Quinta Hotel Golf and Tennis Resort from the Resolution Trust Corporation.
This sale eliminated the uncertainty of the past several years concerning who would own the La Quinta Hotel Golf and Tennis Resort and how it would be maintained and managed. Unfortunately, this has not resulted in sales activity in the Enclave Mountain Estates. CIVISTA's investment in the Enclave Mountain Estates is carried at the net realizable value of the remaining lots under current economic conditions in southern California. CIVISTA does not have any outstanding debt on this project.

     During fiscal 1994, CIVISTA sold the final six homes in the 37-unit single-family home development in Indio, California, known as Park Madison.

     In 1994, CIVISTA recorded sales of $962,781 and cost of sales of $951,998 from the sales of the six Park Madison homes and one Enclave Mountain Estates lot. Sales in 1993 were higher as a result of the closing of one Enclave Mountain Estates lot, six Park Madison homes and a 28 acre undeveloped parcel in Stark County, Ohio. In 1992, CIVISTA closed four Enclave Mountain Estates lots and thirteen Park Madison homes.

ASSET REVIEW

     Loans, real estate and other assets are monitored monthly to identify and address problem assets. Reserves are provided for potential losses. At year-end, the potential problem (classified) assets being closely monitored included approximately $5.8 million of loans and real estate owned and $8.2 million of real estate development assets. See the table contained in "Business-Risk Elements" under Item 1. Reserves of $3.5 million were provided on these assets. At September 30, 1993, CIVISTA was closely monitoring approximately $10.3 million of loans and real estate owned and $1.1 million of real estate development assets. The more significant changes in classified loans and real estate owned in 1994 are as follows:

     CIVISTA was paid in full on a $1.3 million loan on an industrial warehouse complex in Canton, Ohio when the property was sold as a result of foreclosure proceedings.

     During 1994, CIVISTA sold a $661,578 loan on property in Santa Rosa Cove, La Quinta, California to a second lien holder.

     CIVISTA reduced classified assets by approximately $668,000 when two apartment complexes were refinanced with third party lenders.

     Through sales, CIVISTA disposed of approximately $580,000 of real estate owned.

     The balance in the decline in classified loans and real estate owned is the result of loan payoffs and improving conditions which resulted in fewer loans being classified as problem assets.

     Classified real estate development assets increased significantly in 1994. In March 1994, CIVISTA classified the Enclave Mountain Estates lots and a 12 acre tract which is located only a short distance from the Enclave Mountain Estates. This increased classified assets by $8,220,121.

     At September 30,1993, CIVISTA had a non-earning loan of $476,633 to a CIVISTA-managed joint venture which constructed condominiums, single-family homes and sold lots in La Quinta, California. During 1994, CIVISTA charged off the $476,633 balance.

     The sale of six Park Madison homes in 1994 served to reduce classified assets by $583,394. In February 1992, CIVISTA had classified the Park Madison residential home development and reserved $150,000 as a result of the projected sellout schedule. The $150,000 reserve was reversed.

     Management believes that the reserves are adequate and appropriate based on the conditions that existed at September 30, 1994.

NOTES PAYABLE TO FEDERAL HOME LOAN BANK

     At September 30, 1994, CIVISTA had $9.5 million of short-term advances from the Federal Home Loan Bank which had been used for short-term cash management purposes.


RESULTS OF OPERATIONS

INTEREST INCOME

     Interest income during 1994 was affected by a number of factors. Interest rates increased, which can be illustrated in the yields CIVISTA received on new mortgage loan originations. In the month of September 1993, newly originated mortgage loans yielded an average 7.03%. This compared to an average yield of 8.01% in September 1994. This increase in yield on newly originated loans is principally a function of the increase in interest rates. Even though interest rates on loans originated in 1994 increased, the average yield on loans decreased. This was a result of the full impact in 1994 of lower rate loans which had been granted in 1993 and 1992 and the amortization, payoff and refinancing of higher rate loans. The average yield on loans decreased from 8.73% in 1993 to 8.09% in 1994 while the average balance outstanding decreased $2.5 million. This resulted in a $3.4 million decrease in interest on loans. The average yield on mortgage-backed securities decreased from 7.56% in 1993 to 5.99% in 1994 while the average balance outstanding increased $12.2 million. This resulted in a $.5 million decrease in interest on mortgage-back securities. At the same time, interest on investment securities increased as a result of significantly higher average balances offsetting lower average yields. The average balance of investment securities increased from $104.3 million in 1993 to $146.8 million in 1994. However, the yield on investment securities declined from 5.11% in 1993 to 4.97% in 1994. Other interest and dividend income decreased in 1994 as a result of lower average balances of short-term cash investments.

     During 1993, interest rates continued the decline which began in 1991. This resulted in lower interest income. As a result of the sluggish economy, interest rates declined on mortgage loans and investment securities. This drop in rates can be illustrated in the yields CIVISTA received on new mortgage loan originations. In the month of September 1992, newly originated mortgage loans yielded an average 7.84%. This compared to an average yield of 7.03% in September 1993. This drop in yield on newly originated loans is principally a function of the decline in interest rates. However, it is also affected by the trend to shorter-term loans which have slightly lower interest rates. The average yield on loans decreased from 9.52% in 1992 to 8.74% in 1993 while the average balance outstanding decreased $1.7 million. This resulted in a $4.1 million decrease in interest on loans. The average yield on mortgage-backed securities decreased from 8.76% in 1992 to 7.09% in 1993 while the average balance outstanding decreased $9.8 million. This resulted in a $1.8 million decrease in interest on mortgage- backed securities. At the same time, interest on investment securities increased as a result of significantly higher average balances offsetting lower average yields. The average balance of investment securities increased from $59.2 million in 1992 to $104.3 million in 1993. However, the yield on investment securities declined from 5.93% in 1992 to 5.11% in 1993. Other interest and dividend income decreased in 1993 as a result of lower yields on short-term cash investments which declined from 4.45% in 1992 to 2.84% in 1993 and lower average balances of short-term cash investments.

INTEREST EXPENSE

     In spite of an increase in average total customer account balances from $673.0 million in 1993 to $688.0 million in 1994, interest on customer deposits
fell from $24.3 million in 1993 to $23.1 million.   The average rate paid on
customer accounts was 3.36% in 1994 compared with 3.62% in 1993. At September 30, 1994, and September 30, 1993, CIVISTA's cost of customer deposits was 3.51% and 3.70%, respectively.

     During 1993, CIVISTA experienced a 23% drop in interest expense. In spite of an increase in average total customer account balances from $663.5 million in 1992 to $673.0 million in 1993, interest on customer deposits fell from $31.8 million in 1992 to $24.3 million in 1993. The average rate paid on customer accounts was 3.62% in 1993 compared with 4.79% in 1992. At September 30, 1993, and September 30, 1992, CIVISTA's cost of customer deposits was 3.70% and 4.07%, respectively.

     Interest on notes payable to Federal Home Loan Bank and other borrowings increased in 1994 as a result of an increased average balance of Federal Home Loan Bank advances for short-term cash management purposes.

     The decrease in interest on notes payable to Federal Home Loan Bank and other borrowings in 1993 is a result of the repayment of Federal Home Loan Bank advances in 1992.

INTEREST RATE SENSITIVITY

     The largest influence on CIVISTA's net interest income is the spread between the yield on interest-earning assets and the rates paid on interest-bearing deposits. This spread can vary considerably over time because of the relative levels of these assets and liabilities and because asset and liability repricings do not always coincide. CIVISTA, as well as the majority of other savings and loan associations, has shorter term liabilities funding longer term assets, which results in liabilities repricing faster than assets as interest rates change. In this scenario, net interest income is positively affected by falling interest rates and negatively affected by rising interest rates. During 1992 and 1993, CIVISTA benefited from the faster repricing of liabilities as interest rates fell. During 1994 as interest rates began to rise, net interest income decreased approximately $1.4 million. Rate changes can have a substantial impact on net interest income because the nature of CIVISTA's principal business is to borrow short-term funds and lend the funds in longer term loans.

     By following the policy of basing the price paid for funds on the yield available on quality profitable investments and as a result of declining interest rates in 1992 and 1993, and rising interest rates in 1994, CIVISTA's net interest income increased from $28.2 million in 1992 to $31.3 million in 1993 and decreased to $29.9 million in 1994. During the same period, CIVISTA's net yield on earning assets (net interest earnings divided by average interest-earning assets) rose from 3.94% in 1992 to 4.16% in 1993 and fell to 3.86% in 1994. The net yield on earning assets of 4.16% in 1993 represents the highest net yield and resulted in the highest earnings in CIVISTA's history. Since CIVISTA's liabilities reprice faster than its assets, CIVISTA recognizes that future increases in interest rates could substantially reduce net interest income and net income.

     This is especially true since a larger portion of customer deposits are held in transaction and savings accounts. If rates move up, customers are positioned to move into longer term certificates of deposit which generally carry higher rates.

PROVISION FOR LOAN LOSSES

     During 1994, CIVISTA provided $.2 million as a provision for loan losses. This provision reflects the continual monitoring of classified assets and the reduction in classified loans as noted under ASSET REVIEW.

DATA PROCESSING SALES AND SERVICE

     The continuing consolidation of the savings and loan industry was the principal cause of the $1,138,000 decrease in data processing sales and service in 1994. During 1994, CASNET had a $1.5 million decline in traditional savings and loan processing revenue as a result of losing two customers in 1994 and experiencing the full impact of five customers which were lost during 1993.

     Recognizing that the savings and loan industry has been consolidating, CASNET has been working to expand its other services. Over the last few years, CASNET has marketed interactive voice response technology to hospitals and other organizations. As a result, sales and installation of interactive voice response systems grew by $376,000 in 1994. CASNET is also marketing its microfiche services in Ohio and western Pennsylvania. CASNET entered the credit union on-line servicing business in 1992. This processing added $518,000 of revenue in 1993 and $179,000 of revenue during the last four months of 1992.

INVESTMENT SECURITY GAINS

     In January 1994, CIVISTA sold 15,000 shares of Student Loan Marketing Association stock which resulted in a gain of $713,450.

DEPOSIT INSURANCE PREMIUMS

     During 1993, CIVISTA was allowed by law to reduce its deposit insurance premium by offsetting against its premiums $362,434 of payments which had been made prior to 1969 into the Federal Savings and Loan Insurance Corporation. As a result, 1993's deposit insurance premiums were less than 1994 and 1992.

PROVISION FOR REAL ESTATE LOSSES

     During 1994, CIVISTA provided $564,487 for real estate losses in order to reserve $378,000 on the Enclave Mountain Estates and a nearby 12 acre parcel and to fully reserve and charge off the $476,633 non-earning loan. The $150,000 reserve on the Park Madison residential development was reversed.

     During 1993, CIVISTA provided $50,000 for real estate losses on the remaining loan to the joint venture in La Quinta, California and charged off $135,000 against the reserve. During 1992, CIVISTA provided $705,712 for real estate losses. This was comprised of $150,000 on the Park Madison residential development, $50,000 on the remaining loan to the joint venture in La Quinta, California, and $505,712 representing a provision for losses on real estate acquired in settlement of loans. In 1992, CIVISTA charged off the $800,000 reserve on undeveloped Florida land and provided an additional $375,000 reserve.

RECENT ACCOUNTING PRONOUNCEMENTS

     In May 1993, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan". This Statement requires that impaired loans that are within the scope of this Statement be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or at the loan's observable market price or at the fair value of the collateral if the loan is collateral dependent. CIVISTA is required to adopt this Statement on October 1, 1995. The adoption of this Statement is not expected to have a material impact on CIVISTA's financial position or results of operations.

     In May 1993, the FASB issued Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". This Statement requires that debt and equity securities be classified in three categories and accounted for as follows: 1) held- to-maturity securities are reported at amortized cost; 2) trading securities are reported at fair value with unrealized gains and losses included in earnings; and 3) available-for-sale securities are reported at fair value with unrealized gains and losses excluded from earnings and reported in a separate component of shareholders' equity. CIVISTA adopted this Statement on October 1, 1994. If CIVISTA had adopted this Statement on September 30, 1994, the carrying value of the FNMA and SLMA common stock would have been increased by $560,137 and shareholders' equity would have reflected an additional $364,089 representing the impact of the unrealized gain net of income tax.

CAPITAL ADEQUACY

CAPITAL REQUIREMENTS

     OTS regulations require savings institutions to meet three capital requirements - tangible capital, leverage capital and risk-based capital. Citizens Savings Bank exceeds all current capital requirements.

     Savings associations must generally maintain minimum tangible capital of 1.5% of total assets. Tangible capital consists of common shareholders' equity, noncumulative perpetual preferred stock and related surplus and minority interest in consolidated subsidiaries less goodwill and certain other intangible assets. The leverage ratio requirement mandates capital of 3% of total assets subject to certain adjustments. For the risk-based capital requirement, the OTS has assigned risk weighting factors to all assets and certain commitments. Savings institutions must maintain capital at 8% of these risk weighted assets. The OTS issued a final regulation adding an interest rate risk component to the risk-based regulatory capital requirement effective March 31, 1995.

     On December 19, 1992, the prompt corrective action regulations of the Federal Deposit Insurance Corporation Improvement Act became effective. These regulations define specific capital categories based on an institution's capital ratios. The capital categories are "well capitalized", "adequately capitalized", "undercapitalized", "significantly undercapitalized" and "critically undercapitalized". To be considered "well capitalized", an institution must generally have a leverage ratio of at least 5 percent, a Tier 1 risk-based capital ratio of at least 6 percent, and a total risk-based capital ratio of at least 10 percent.

CAPITAL POSITION

     CIVISTA has a very strong capital position. At year-end, shareholders' equity was $91.8 million which represented 11.5% of assets and 13.0% of liabilities. Citizens Savings Bank had shareholder's equity totalling 8.2% of its assets and 8.9% of its liabilities at September 30, 1994.

     Citizens Savings Bank's compliance with the fully phased-in capital requirements in effect at September 30, 1994 is as follows (000's omitted):

                                                                       Tier 1         Tier 1         Total
                                         Tangible       Leverage      Leverage      Risk-Based    Risk-Based
                                         Capital        Capital        Capital        Capital       Capital
                                        ---------      ---------      ---------      ---------     ---------
Capital determined under generally
  accepted accounting principles      $   62,284         62,284         62,284         62,284        62,284

Adjustment:
  General valuation reserves                  --             --             --             --         2,721
                                        ---------      ---------      ---------      ---------     ---------
Regulatory capital                        62,284         62,284         62,284         62,284        65,005

Minimum capital requirement               11,427         22,855         38,091         20,364        27,152
                                        ---------      ---------      ---------      ---------     ---------

Excess regulatory capital             $   50,857         39,429         24,193         41,920        37,853
                                        =========      =========      =========      =========     =========
Adjusted or risk-weighted
  assets applicable to
  calculation                         $  761,825        761,825        761,825        339,396       339,396
                                        =========      =========      =========      =========     =========

Capital ratio                               8.18%          8.18%          8.18%        18.35%         19.15%
                                        =========      =========      =========      =========     =========

Required minimum
  regulatory capital                        1.50%          3.00%                                       8.00%
                                        =========      =========                                   =========

Ratio required to meet the
  well capitalized definition                                             5.00%         6.00%         10.00%
                                                                      =========      =========     =========

INFLATION

     CIVISTA's consolidated financial statements have been prepared in accordance with generally accepted accounting principles which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation.

     Virtually all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant impact on a financial institution's performance than the effects of inflation.

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required for Item 8 follows:

                            THE CIVISTA CORPORATION
                      CONSOLIDATED STATEMENTS OF CONDITION
                          SEPTEMBER 30, 1994 AND 1993


          ASSETS                                                             1994                   1993
Cash including short-term cash investments
   of $9,848,713 and $6,537,815, respectively                        $    25,394,899             19,189,901
Investment securities with market values of
   $129,961,000 and $154,378,000, respectively (note 3)                  133,498,917            151,134,497

Mortgage-backed securities, net with market values
   of $88,806,000 and $83,813,000, respectively (note 4)                  94,068,918             82,685,272
Mortgage loans, net (notes 5 and 12)                                     481,392,368            478,136,520
Mortgage loans, available for sale, with
   market value of $240,000 (note 5)                                         242,400                     --
Other loans, net (note 6)                                                 23,602,411             23,821,520
                                                                     ---------------            -----------

          TOTAL MORTGAGE-BACKED SECURITIES
             AND LOANS RECEIVABLE, NET                                   599,306,097            584,643,312
                                                                     ---------------            -----------

Accrued interest receivable, net                                           4,565,348              5,063,846
Real estate acquired in settlement of loans, net (note 7)                    937,255              1,449,456
Real estate investment property, net (notes 8 and 13)                     12,638,047             13,543,632
Federal Home Loan Bank stock                                               5,284,200              5,618,200
Office properties and equipment, net (note 9)                              5,903,478              6,284,520
Real estate development assets, net (note 10)                              7,842,121              9,385,979
Other assets                                                               3,045,179              2,701,953
                                                                     ---------------            -----------

          TOTAL ASSETS                                               $   798,415,541            799,015,296
                                                                     ===============            ===========

          LIABILITIES AND SHAREHOLDERS' EQUITY

Customer deposits (note 11)                                          $   678,630,798            684,068,900
Notes payable to Federal Home Loan Bank (note 12)                          9,802,167             14,327,037
Mortgage loans payable (note 13)                                           9,020,121              9,133,871
Advance payments by borrowers for taxes and insurance                      3,127,988              2,991,037
Other liabilities                                                          6,053,619              5,533,314
                                                                     ---------------            -----------

          TOTAL LIABILITIES                                              706,634,693            716,054,159
                                                                     ---------------            -----------

Shareholders' equity (notes 15 and 17):
   Serial preferred stock, without par value;
       authorized and unissued 5,000,000 shares                                   --                     --
   Common stock, without par value, 5,000,000 shares
       authorized; 3,506,552 and 3,493,352 shares issued,
       respectively                                                       11,869,905             11,751,380
   Retained earnings, substantially restricted                            80,053,797             71,276,053
   Valuation allowance on Federated ARMS Fund                         (       76,558)                    --
   Treasury stock, 8,248 shares, at cost                              (       66,296)        (       66,296)
                                                                     ---------------            -----------

          TOTAL SHAREHOLDERS' EQUITY                                      91,780,848             82,961,137
Commitments (notes 5, 6, 9 and 16)
                                                                     ---------------            -----------

          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                 $      798,415,541         799,015,296
                                                                     ==================         ===========

See accompanying notes to consolidated financial statements.

                            THE CIVISTA CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 YEARS ENDED SEPTEMBER 30, 1994, 1993 AND 1992

                                                               1994                1993                1992
Interest on mortgage and other loans                    $  40,856,491          44,304,863          48,420,552
Interest on mortgage-backed securities                      5,404,774           5,892,966           7,695,353
Interest on investment securities                           7,293,823           5,326,741           3,510,180
Other interest and dividend income                            654,196           1,094,826           1,865,459
                                                        -------------       -------------       -------------
     TOTAL INTEREST INCOME                                 54,209,284          56,619,396          61,491,544

Interest on customer deposits (note 11)                    23,092,632          24,342,579          31,803,368
Interest on notes payable to Federal Home
  Loan Bank and other borrowings                            1,211,924           1,019,614           1,490,864
                                                        -------------       -------------       -------------

     TOTAL INTEREST EXPENSE                                24,304,556          25,362,193          33,294,232
                                                        -------------       -------------       -------------

     NET INTEREST INCOME                                   29,904,728          31,257,203          28,197,312
                                                        -------------       -------------       -------------

Provision for loan losses (notes 5 and 6)                     162,634             816,625           1,308,179
                                                        -------------       -------------       -------------

     NET INTEREST INCOME AFTER PROVISION
         FOR LOAN LOSSES                                   29,742,094          30,440,578          26,889,133
                                                        -------------       -------------       -------------

Other income:
  Real estate operations (note 8)                           4,504,358           4,264,085           3,906,334
  Real estate development sales (note 10)                     962,781           1,436,939           2,687,045
  Data processing sales and service                         4,207,897           5,345,646           6,264,722
  Commissions on annuity and mutual fund sales              1,388,848           1,223,956           1,307,679
  Investment security gains, net (note 3)                     729,075                 625               3,750
  Gains on sales of mortgage loans and mortgage-
     backed securities, net (notes 4 and 5)                    38,110           2,387,361             707,509
  Customer service fees                                     1,120,216           1,132,363           1,160,778
  Other income                                                829,191             798,000             602,678
                                                        -------------       -------------       -------------

     TOTAL OTHER INCOME                                    13,780,476          16,588,975          16,640,495

Other expenses:
  Compensation and related expenses (note 16)              12,097,255          12,327,987          11,445,741
  Office occupancy (note 9)                                 3,017,144           3,127,711           3,432,586
  Deposit insurance premiums                                1,572,918           1,150,697           1,416,152
  Ohio financial institution tax                              870,424             976,948             915,810
  Real estate operations (note 8)                           2,926,069           3,254,390           3,041,187
  Cost of real estate development sales (note 10)             951,998           1,325,200           2,666,046
  Provision for real estate losses (notes 7 and 10)           564,487              50,000             705,712
  Other expense                                             4,423,873           4,965,258           4,872,756
                                                        -------------       -------------       -------------

     TOTAL OTHER EXPENSES                                  26,424,168          27,178,191          28,495,990
                                                        -------------       -------------       -------------

     EARNINGS BEFORE FEDERAL INCOME TAXES                  17,098,402          19,851,362          15,033,638
                                                        -------------       -------------       -------------

Federal income taxes (benefit) (note 14):
  Current                                                   6,087,000           7,006,000           6,470,000
  Deferred                                               (     37,000)        (   227,000)        (   993,000)
                                                        -------------       -------------       -------------
                                                            6,050,000           6,779,000           5,477,000
                                                        -------------       -------------       -------------

     NET EARNINGS                                       $  11,048,402          13,072,362           9,556,638
                                                        =============       =============       =============

NET EARNINGS PER SHARE                                  $        3.02                3.64                2.71
                                                        =============       =============       =============


See accompanying notes to consolidated financial statements.

                            THE CIVISTA CORPORATION
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 YEARS ENDED SEPTEMBER 30, 1994, 1993 AND 1992



                                                                RETAINED
                                                                EARNINGS,
                                                              SUBSTANTIALLY                             TOTAL
                                                COMMON         RESTRICTED                           SHAREHOLDERS'
                                                STOCK           (NOTE 15)           OTHER               EQUITY
BALANCE, SEPTEMBER 30, 1991                $  11,426,105        51,815,943       (     63,847)        63,178,201

   Net earnings                                       --         9,556,638                --           9,556,638
   Cash dividends - $.41 1/4  per share               --       ( 1,429,228)               --       (   1,429,228)
   Stock options exercised                       164,650                --                --             164,650
   Treasury stock purchased                           --                --       (     2,449)      (       2,449)
                                           -------------      ------------      ------------      --------------

BALANCE, SEPTEMBER 30, 1992                   11,590,755        59,943,353       (     66,296)        71,467,812

   Net earnings                                       --        13,072,362                --          13,072,362
   Cash dividends - $.50  per share                   --       ( 1,739,662)               --       (   1,739,662)
   Stock options exercised                       160,625                --                --             160,625
                                           -------------      ------------      ------------      --------------

BALANCE, SEPTEMBER 30, 1993                   11,751,380        71,276,053       (     66,296)        82,961,137

   Net earnings                                       --        11,048,402                --          11,048,402
   Cash dividends - $.65 per share                    --      (  2,270,658)               --      (    2,270,658)
   Stock options exercised                       118,525                --                --             118,525
   Valuation allowance on
     Federated ARMS Fund                              --                --      (      76,558)    (       76,558)
                                           -------------      ------------      -------------     --------------

BALANCE, SEPTEMBER 30, 1994                $  11,869,905        80,053,797      (     142,854)        91,780,848
                                           =============      ============      =============     ==============




See accompanying notes to consolidated financial statements.

                            THE CIVISTA CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 YEARS ENDED SEPTEMBER 30, 1994, 1993 AND 1992

                                                               1994                1993              1992
OPERATING ACTIVITIES:
   Net earnings                                           $   11,048,402        13,072,362         9,556,638
   Adjustments to reconcile net earnings
     to net cash provided by operating activities:
        Decrease (increase) in accrued interest receivable       498,498      (    179,436)     (    202,008)
        Provision for loan losses                                162,634           816,625         1,308,179
        Provision for real estate losses                         564,487            50,000           705,712
        Depreciation and amortization                          1,689,258         1,719,587         1,625,897
        Federal Home Loan Bank stock dividend               (    347,900)    (     252,000)     (    262,300)
        Investment security gains, net                      (    729,075)    (         625)     (      3,750)
        Increase (decrease) in deferred loan
          origination fees, net                             (    185,203)           13,283           278,040
        Amortization of deferred loan
          origination fees                                  (    892,110)    (   1,342,508)     (    813,213)
        Gains on sales of real estate
          acquired in settlement of loans, net              (     84,741)    (     157,759)     (     20,951)
        Increase (decrease) in federal
          income taxes                                           670,485     (     766,256)     (  1,278,734)
       Investment securities available for sale:
           Purchases                                        (  6,000,000)    (     500,000)               --
           Proceeds from sales                                 6,733,877           500,625           338,750
       Mortgage loans available for sale:
           Proceeds from sales                                 8,058,478           510,857         7,456,673
           Losses (gains) on sales, net                     (     38,110)    (       6,367)           24,713
           Originations                                     (  8,262,768)    (     504,490)     (  1,431,200)
       Mortgage-backed securities available for sale:
           Principal collected                                        --        13,794,033           643,724
           Proceeds from sales                                        --        54,678,322        26,483,841
           Gains on sales, net                                        --     (   2,380,994)     (    732,222)
       Other loans available for sale:
           Proceeds from sales                                 1,591,797         1,543,999         3,267,018
           Originations                                     (  1,945,000)               --                --
       Other                                                (    168,672)    (     575,126)     (    628,048)
                                                          --------------     -------------     -------------

               NET CASH PROVIDED BY
                   OPERATING ACTIVITIES                       12,364,337        80,034,132        46,316,759
                                                          --------------     -------------     -------------

INVESTING ACTIVITIES:

   Proceeds from maturities of investment securities          54,705,679        42,542,094        24,050,765
   Purchases of investment securities                       ( 37,378,127)    ( 113,515,322)     ( 75,645,757)
   Principal collected on mortgage loans                      91,518,723        92,807,906        86,959,752
   Principal collected on mortgage-backed securities          15,930,934         9,194,710        12,077,851
   Principal collected on other loans                         15,196,707        15,454,286        16,412,022
   Mortgage loan originations                               ( 94,483,724)    (  97,876,023)     ( 79,897,309)
   Other loan originations                                  ( 14,609,239)    (  14,899,019)     ( 15,344,011)
   Purchase of mortgage loans                               (     17,667)    (   1,911,696)     (    300,978)
   Purchase of mortgage-backed securities                   ( 27,683,309)    (  65,392,868)     ( 34,886,640)

                                                                     (Continued)

                            THE CIVISTA CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 YEARS ENDED SEPTEMBER 30, 1994, 1993 AND 1992

                                                                     1994                1993              1992
   Purchase of office properties and
     equipment, net                                            (    452,792)     (      970,082)    (      306,020)
   Proceeds from sale of mortgage loan                              596,381                  --                 --
   Proceeds from sales of real estate acquired in
     settlement of loans                                            706,352           1,384,851          1,016,076
   Proceeds from sales of real estate
     investment property                                            745,539             429,677            276,005
   Investment in real estate investment property               (    482,718)     (    1,195,378)    (      334,566)
   Redemption of Federal Home Loan Bank stock                       681,900             358,900            215,000
   Purchase of Federal Home Loan Bank stock                              --      (        2,400)    (      356,100)
   Sales of real estate development assets                          962,781           1,436,939          2,687,045
   Reduction (investment) in real estate
      development assets                                       (      4,855)              5,988     (      311,724)
                                                              -------------      --------------     --------------

          NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES        5,932,565      (  132,147,437)    (   63,688,589)
                                                              -------------      --------------     --------------

FINANCING ACTIVITIES:

   Net increase in customer transaction and
     savings accounts                                             1,468,849          38,583,721         83,582,446
   Proceeds from sales of certificates of deposit                21,678,159          28,371,000         21,968,000
   Payments for maturing certificates of deposit               ( 28,585,110)     (   44,773,000)    (   94,874,000)
   Proceeds from mortgage loan payable                                   --                  --          1,500,000
   Principal payments on mortgage loans and
     notes payable                                             (    113,750)     (      102,695)    (      673,456)
   Cash dividends                                              (  2,270,658)     (    1,739,662)    (    1,429,228)
   Stock options exercised                                          118,525             160,625            164,650
   Purchase of treasury stock                                            --                  --     (        2,449)
   Borrowing from the Federal Home Loan Bank                     99,700,000          14,000,000         10,500,000
   Repayments to the Federal Home Loan Bank                    (104,224,870)     (       24,870)    (   20,521,143)
   Net increase in advance payments
     by borrowers for taxes and insurance                           136,951             145,723             79,621
                                                              -------------      --------------     --------------

          NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES    (  12,091,904)         34,620,842            294,441
                                                              -------------      --------------     --------------

          NET INCREASE (DECREASE) IN CASH
              AND CASH EQUIVALENTS                                6,204,998       (  17,492,463)     (  17,077,389)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                   19,189,901          36,682,364         53,759,753
                                                              -------------      --------------     --------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                      $  25,394,899          19,189,901         36,682,364
                                                              =============      ==============     ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

   Cash paid during the period for:
     Interest on customer deposits and borrowings             $  24,308,755          25,314,594         33,390,157
                                                              =============      ==============     ==============

     Federal income taxes                                     $   3,675,605           5,865,256          6,755,734
                                                              =============      ==============     ==============

SUPPLEMENTAL SCHEDULE OF NON-CASH
   INVESTING AND FINANCING ACTIVITIES
     Real estate acquired in settlement
         of loans                                             $     380,970           1,395,983            371,637
                                                              =============      ==============     ==============

See accompanying notes to consolidated financial statements.

                            THE CIVISTA CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       SEPTEMBER 30, 1994, 1993 AND 1992



1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       The following is a description of the more significant accounting and reporting policies of The CIVISTA Corporation (CIVISTA) and its subsidiaries which are followed in preparing and presenting its consolidated financial statements. CIVISTA's activities are considered to be a single industry segment for financial reporting purposes.

       A.     PRINCIPLES OF CONSOLIDATION

              The consolidated financial statements include the accounts of CIVISTA and its wholly owned subsidiaries, Citizens Savings Bank of Canton (Citizens Savings Bank), Citizens Savings Corporation
              (CSC), The CASNET Group, Inc. (CASNET), Crest Investments, Inc., and Citizens Investment Corporation. All significant intercompany accounts and transactions have been eliminated in consolidation.

       B.     REVENUE RECOGNITION

              Interest income is recognized on the accrual basis as earned based on rates applied to principal amounts outstanding.

       C.     CASH EQUIVALENTS

              Cash equivalents include short-term investments in amounts due from banks, interest bearing deposits and federal funds sold with original maturity of three months or less. Generally, federal funds sold are purchased and sold for one-day periods.

       D.     PROVISION FOR LOAN LOSSES

              Provisions for losses on loans are charged to earnings when it is determined that the investment in such assets is greater than the estimated net realizable value. Additionally, accrual of interest on potential problem loans is excluded from income (by an offsetting increase in a specific allowance for loss) when, in the opinion of management, such suspension is warranted. In addition to providing reserves on specific loans, CIVISTA establishes general reserves for losses based upon the overall portfolio composition and general market conditions. While management uses the best available information to make these evaluations, future adjustments to the reserves may be necessary if economic circumstances differ substantially from the information and assumptions used.

       E.     LOAN ORIGINATION FEES

              Loan origination fees and certain direct origination costs are deferred and amortized, generally, over the contractual life of the related loan using a level yield method.

                            THE CIVISTA CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



       F.     MORTGAGE LOANS AND MORTGAGE-BACKED SECURITIES

              Mortgage loans and mortgage-backed securities held for investment are carried at cost and the related premium or discount is amortized using the level yield method over the estimated remaining lives of the underlying investments. These investments are carried at cost because of management's intention and CIVISTA's ability to hold them to maturity.

              Mortgage loans and mortgage-backed securities available for sale are carried at the lower of cost or estimated market value in the aggregate. CIVISTA classifies as available for sale, certain mortgage loans and mortgage-backed securities which it expects to hold for indefinite periods of time. Such assets may be sold in response to changes in interest rates. Gains or losses on the sales of mortgage loans and mortgage-backed securities are recognized on realization.

      G.     OFFICE PROPERTIES AND EQUIPMENT AND REAL ESTATE INVESTMENT PROPERTY

              Office properties and equipment are depreciated using a straight-line method over the estimated useful lives of the related assets. Estimated lives for buildings are 50 years and furniture and equipment 3-10 years. Leasehold improvements are amortized over the shorter of the estimated useful life of the asset or the term of the lease.

              Real estate investment property is depreciated generally using a straight-line method over the estimated useful lives. Estimated lives for buildings are 25-55 years and furniture and fixtures 3-20 years.

              Maintenance and repairs are charged to appropriate expense accounts in the year incurred.

       H.     INVESTMENT SECURITIES

              Investment securities are carried at cost, adjusted for amortization of premium. Investment securities are carried at cost because of management's intention and CIVISTA's ability to hold them to maturity. Marketable equity securities are carried at the lower of cost or market. Gains or losses on the sales of securities are recognized on realization.

       I.     FEDERAL INCOME TAXES

              CIVISTA adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" on October 1, 1993. This statement prescribes the asset and liability method of accounting for income taxes. Deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect of a change in tax rates is recognized in income in the period of the enactment date. The impact of the adoption of this method for income taxes was insignificant.

              Prior to fiscal 1994, deferred income taxes were provided for income and expense items which were reported for tax purposes in different years than for financial statement purposes.

                            THE CIVISTA CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



       J.     REAL ESTATE ACQUIRED IN SETTLEMENT OF LOANS

              Real estate acquired through foreclosure is initially recorded at the lower of cost or fair value. Subsequent to acquisition, real estate acquired through foreclosure is carried at the lower of cost or fair value minus estimated costs to sell. Declines in value are reserved through the allowance disclosed in note 7 and subsequently charged off if appropriate. Costs relating to development and improvement are capitalized up to fair value minus estimated costs to sell.

       K.     REAL ESTATE DEVELOPMENT ASSETS

              Real estate development assets are held for sale and are carried at the lower of cost or net realizable value. Costs relating to development and improvement are capitalized up to net realizable value.

       L.     PENSION PLAN

              CIVISTA's policy is to fund pension costs in accordance with the Employee Retirement Income Security Act of 1974.

       M.     POSTRETIREMENT HEALTH CARE

              In 1992, CIVISTA adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" with immediate recognition of the transition obligation. This change did not have a material impact on net earnings and net earnings per share.

       N.     NET EARNINGS PER SHARE

              Net earnings per share are based upon the weighted average number of common shares and common share equivalents outstanding during each year, adjusted to reflect the two-for-one stock split of November 22, 1993. The weighted average number of common shares and common share equivalents outstanding during 1994, 1993 and 1992 was 3,663,862, 3,594,718 and 3,529,640, respectively.

       O.     RECLASSIFICATIONS

              Certain previously reported financial statement amounts have been reclassified to conform to the 1994 presentation.

2.     PENDING MERGER

       On August 10, 1994, CIVISTA entered into an Agreement of Affiliation and Plan of Merger with First Bancorporation of Ohio (FBOH). Pursuant of this agreement, CIVISTA will be merged into FBOH and the merger will be accounted for as a pooling of interests. It is contemplated that Citizens Savings Bank will merge with The First National Bank in Massillon, a Stark County subsidiary of FBOH. Under the terms of the agreement, FBOH will exchange 1.723 shares of its common stock for each outstanding CIVISTA share. CIVISTA has granted FBOH an option to acquire 350,655 shares of CIVISTA preferred stock at $33.50 per share, which option becomes exercisable upon the occurrence of specified events not consistent with the merger being consummated. Subject to regulatory approval, the merger is expected to be completed during the first calendar quarter of 1995.

                            THE CIVISTA CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


3.     INVESTMENT SECURITIES

       A summary of investment securities follows:

                                                                    SEPTEMBER 30, 1994

                                                                                    GROSS           GROSS
                                                 CARRYING          MARKET         UNREALIZED      UNREALIZED
                                                  VALUE            VALUE            GAINS           LOSSES
            United States Government
               and agency obligations       $  128,485,330      124,399,000               --       4,086,330
            Ford Motor Credit note               5,000,000        4,988,000               --          12,000
            FNMA and SLMA common
               stock, available for sale            13,587          574,000          560,413              --
                                            --------------    -------------     ------------     -----------

               TOTAL                        $  133,498,917      129,961,000          560,413       4,098,330
                                            ==============    =============     ============     ===========



                                                                    SEPTEMBER 30, 1993

                                                                                    GROSS           GROSS
                                                CARRYING           MARKET         UNREALIZED      UNREALIZED
                                                  VALUE            VALUE            GAINS           LOSSES
            United States Government
               and agency obligations       $  146,115,705      147,963,000        1,847,295              --
            Ford Motor Credit Note               5,000,000        5,000,000               --              --
            FNMA and SLMA common
               stock, available for sale            18,792        1,415,000        1,396,208              --
                                            --------------    -------------     ------------     -----------

               TOTAL                        $  151,134,497      154,378,000        3,243,503              --
                                            ==============    =============     ============     ===========



       A summary of United States Government and agency obligations at September 30, 1994 by maturity follows:

                                                                  CARRYING                MARKET
                                                                    VALUE                  VALUE
            Due in one year or less                            $   38,973,610             38,832,000
            Due after one year through five years                  76,510,176             73,383,000
            Due after five years through seven years               13,001,544             12,184,000
                                                               --------------           ------------

               TOTAL                                            $ 128,485,330            124,399,000
                                                                =============            ===========

       The $5,000,000 Ford Motor Credit note matures September 16, 1998.

                            THE CIVISTA CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



       A summary of sales proceeds and realized gains and losses follows:

                                                                           YEARS ENDED SEPTEMBER 30,


                                                                  1994             1993             1992
            Sales proceeds                                   $  6,733,877          500,625          338,750
            Realized gains                                        729,075              625            3,750
            Realized losses                                            --               --               --
                                                             ============   ==============   ==============





4.     MORTGAGE-BACKED SECURITIES

       Mortgage-backed securities consist of the following:

                                                                    SEPTEMBER 30, 1994

                                                                                    GROSS            GROSS
                                                CARRYING          MARKET         UNREALIZED       UNREALIZED
                                                  VALUE            VALUE            GAINS           LOSSES
            Held for investment:
               FHLMC participation
                 certificates               $   39,094,987       37,350,000            44,662       1,789,649
               FNMA participation
                 certificates                   51,818,189       48,300,000                 --      3,518,189
               Federated ARMS fund               3,155,742        3,156,000               258              --
                                            --------------    -------------     -------------     -----------
                 TOTAL                      $   94,068,918       88,806,000            44,920       5,307,838
                                            ==============    =============     =============     ===========

                            THE CIVISTA CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



                                                                    SEPTEMBER 30, 1993

                                                                                   GROSS            GROSS
                                               CARRYING          MARKET         UNREALIZED       UNREALIZED
                                                 VALUE            VALUE            GAINS           LOSSES
            Held for investment -
               FHLMC participation
                   certificates             $   39,556,402       40,469,000          922,006            9,408
               FNMA participation
                   certificates                 40,038,491       40,250,000          212,492              983
               Federated ARMS fund               3,090,379        3,094,000            3,621               --
                                            --------------    -------------     ------------      -----------

                   TOTAL                    $   82,685,272       83,813,000        1,138,119           10,391
                                            ==============    =============     ============      ===========


       The contractual maturities of mortgage-backed securities are as follows. Actual maturities are expected to be less than contractual maturities due to anticipated prepayments.


                                                                       SEPTEMBER 30, 1994

                                                                  CARRYING            MARKET
                                                                    VALUE              VALUE
            Due in one year or less                           $      344,522             344,000
            Due after one year through five years                 16,096,369          15,825,000
            Due after five years through ten years                75,164,488          70,173,000
            Due after ten years                                    2,463,539           2,464,000
                                                             ---------------       -------------

               TOTAL                                          $   94,068,918          88,806,000
                                                             ===============       ==============


       A summary of sales proceeds and realized gains and losses follows:

                                                                YEARS ENDED SEPTEMBER 30,

                                                       1994                 1993                1992
            Sales proceeds                       $           --          54,678,322           26,483,841
            Realized gains                                   --           2,380,994              806,672
            Realized losses                                  --                  --               74,450
                                                 ==============        ============        =============

                            THE CIVISTA CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


5.     MORTGAGE LOANS, NET

       A summary of mortgage loans follows:

                                                               SEPTEMBER 30,               SEPTEMBER 30,
                                                                  1994                        1993
            Conventional-fixed rate                          $  341,881,153                 321,809,497
            Conventional-adjustable rate                        100,180,840                 113,370,013
            Construction                                         27,647,006                  25,944,699
            FHA insured-fixed rate                               18,200,224                  21,581,697
            FHA insured-adjustable rate                           4,719,921                   5,937,922
            VA guaranteed                                        11,236,865                  13,172,017
            Loans available for sale (market
               value $240,000)                                      242,400                          --
                                                             --------------              --------------
                                                                504,108,409                 501,815,845
            Less:  Reserve for loan losses                        2,566,176                   2,553,479
                   Undisbursed loans in process                  17,015,740                  18,015,260
                   Deferred loan fees and discounts               2,891,725                   3,110,586
                                                             --------------               -------------

               TOTAL                                         $  481,634,768                 478,136,520
                                                             ==============               =============

            WEIGHTED AVERAGE YIELD AT YEAR-END                         7.78  %                     8.04 %
                                                                      =====                       =====


       A summary of sales proceeds and realized gains and losses follows:

                                                                   YEARS ENDED SEPTEMBER 30,


                                                         1994                 1993                 1992
            Sales proceeds                         $   8,058,478              510,857            7,456,673
            Realized gains                                68,174                6,367                3,052
            Realized losses                               30,064                 --                 27,765
                                                   =============        =============          ===========


       Transactions in the reserve for loan losses are summarized as follows:

                                                                   YEARS ENDED SEPTEMBER 30,


                                                        1994                 1993                 1992
                                                                         <                    <
            Balance at beginning of year         $    2,553,479            1,775,669              854,968
            Provision for losses                        132,000              784,400            1,088,484
            Losses charged off, net               (     119,303)         (     6,590)         (   167,783)
                                                 --------------         ------------          -----------

               BALANCE AT END OF YEAR            $    2,566,176            2,553,479            1,775,669
                                                 ==============         ============          ===========


       Interest which was reserved is recognized in income upon collection.

                            THE CIVISTA CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



       Outstanding commitments to fund fixed rate and adjustable rate mortgage loans aggregated approximately $3,667,000 and $425,000, respectively, at September 30, 1994.

       CIVISTA's primary lending area is within Stark County, Ohio. At September 30, 1994, approximately $393,747,000 of CIVISTA's gross loans were to borrowers located in Stark County. In addition, at September 30, 1994, approximately $50,666,000 of CIVISTA's gross loans were located in other Ohio counties.

       At September 30, 1994, 1993, and 1992, CIVISTA serviced loans for others aggregating approximately $26,737,000, $29,584,000 and $24,016,000, respectively.


6.     OTHER LOANS, NET

       A summary of other loans follows:

                                                               SEPTEMBER 30,           SEPTEMBER 30,
                                                                   1994                     1993
            Loans on savings deposits                        $    1,972,536                2,189,840
            Consumer loans                                       19,088,384               19,188,218
            Education loans, available for sale                   2,623,878                2,362,511
            Lease financing                                          84,129                  250,902
                                                             --------------          ---------------
                                                                 23,768,927               23,991,471
            Less:  Reserve for loan losses                          159,410                  138,663
                   Unearned discount                                  7,106                   31,288
                                                             --------------          ---------------

               TOTAL                                         $   23,602,411               23,821,520
                                                             ==============          ===============


       Due to the processing requirements, CIVISTA has adopted the policy of selling education loans before payments commence. The market value of education loans approximates book value.

       Transactions in the reserve for other loan losses are summarized as follows:

                                                                      YEARS ENDED SEPTEMBER 30,

                                                             1994                1993                1992
            Balance at beginning of year                $   138,663              121,661             45,307
            Provision for losses                             30,634               32,225            219,695
            Losses charged off, net                      (    9,887)            ( 15,223)          (143,341)
                                                        -----------           ----------         ----------

               BALANCE AT END OF YEAR                   $   159,410              138,663            121,661
                                                        ===========           ==========         ==========

                            THE CIVISTA CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



       CIVISTA had unused consumer home equity and credit card lines of credit of $20,812,000 and $10,210,000, respectively, at September 30, 1994.
       CIVISTA extends home equity and credit card lines of credit in the normal course of business to meet the financing needs of customers. While CIVISTA expects a significant portion of these lines of credit to remain undrawn, the exposure to credit loss in the event of nonperformance by the borrower is represented by the amount drawn down. The credit policies and underwriting guidelines used in issuing lines of credit are the same as for other loans receivable.


7.     REAL ESTATE ACQUIRED IN SETTLEMENT OF LOANS, NET

       Transactions in the reserve for losses on real estate acquired in settlement of loans are summarized as follows:

                                                                      YEARS ENDED SEPTEMBER 30,

                                                               1994              1993                1992
                                                                                                <
            Balance at beginning of year                $     440,213            634,802          1,057,879
            Provision for losses                                   --                --             505,712
            Losses charged off, net                      (      4,019)        (  194,589)       (   928,789)
                                                        -------------        -----------       ------------

               BALANCE AT END OF YEAR                   $     436,194            440,213            634,802
                                                        =============        ===========       ============



8.     REAL ESTATE INVESTMENT PROPERTY, NET

       Real estate investment property consists primarily of residential communities of apartments and town houses located in the Canton, Ohio area. A summary of real estate investment property follows:

                                                                         SEPTEMBER 30,

                                                                1994                         1993
            Land and land improvements                  $     2,195,452                    2,388,035
            Multi-family residential buildings               18,890,229                   19,315,169
            Furniture and equipment                           1,878,299                    1,571,876
                                                        ---------------                -------------
                Total at cost                                22,963,980                   23,275,080

            Less accumulated depreciation                    10,325,933                    9,731,448
                                                        ---------------                -------------

                TOTAL                                   $    12,638,047                   13,543,632
                                                        ===============                =============


       Depreciation expense was $878,833, $900,118, and $920,985 in 1994, 1993, and 1992, respectively.

                            THE CIVISTA CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



9.     OFFICE PROPERTIES AND EQUIPMENT, NET

       A summary of office properties and equipment follows:

                                                                           SEPTEMBER 30,
                                                                     1994                    1993
            Land                                              $     694,131                  694,131
            Buildings                                             4,516,009                4,148,391
            Furniture and equipment                               6,880,765                6,532,218
            Leasehold improvements                                1,973,425                2,312,216
                                                              -------------             ------------
                Total at cost                                    14,064,330               13,686,956

            Less accumulated depreciation and
                amortization                                      8,160,852                7,402,436
                                                              -------------              -----------

                TOTAL                                         $   5,903,478                6,284,520
                                                              =============              ===========


       Depreciation and amortization expense was $810,425, $819,469, and $704,912 in 1994, 1993, and 1992, respectively.

       At September 30, 1994, CIVISTA was obligated to pay rental commitments under noncancellable operating leases on certain offices and equipment as follows:

                                   YEAR ENDING                          LEASE
                                  SEPTEMBER 30,                      COMMITMENTS
                                      1995                           $    583,261
                                      1996                                475,447
                                      1997                                357,690
                                      1998                                240,920
                                      1999                                185,358
                                   2000 - 2003                            723,006
                                                                     ------------

                                      TOTAL                           $ 2,565,682
                                                                      ===========


       It is anticipated that certain leases which terminate in 1995 will be renewed.

       Rentals charged to operations under all operating leases amounted to approximately $1,162,000, $1,262,000, and $1,575,000 in 1994, 1993, and
       1992, respectively.

                            THE CIVISTA CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



10.    REAL ESTATE DEVELOPMENT ASSETS, NET

       Real estate development assets are summarized as follows:

                                                                                 SEPTEMBER 30,
                                                                           1994                 1993
            Enclave Mountain Estates and additional
               undeveloped parcel, La Quinta, California            $    8,220,121            8,595,094
            Less reserve for losses                                  (     378,000)                  --
                                                                    --------------       --------------
                                                                         7,842,121            8,595,094
                                                                    --------------       --------------

            Park Madison, Indio, California                                     --              604,398
            Less reserve for losses                                             --        (     150,000)
                                                                    --------------       --------------
                                                                                --              454,398
                                                                    --------------       --------------

            Non-earning loan                                                    --              476,633
            Less reserve for losses                                             --        (     140,146)
                                                                    --------------       --------------
                                                                                --              336,487
                                                                    --------------       --------------

               TOTAL                                                $    7,842,121            9,385,979
                                                                    ==============       ==============


       CIVISTA acquired title to 40 acres in La Quinta, California in June 1990. CIVISTA has developed 27.6 acres into 54 residential lots known as the Enclave Mountain Estates. In May, 1991, CIVISTA received approval from the State of California to close sales on the 54 residential lots. CIVISTA has closed sales on seventeen lots as of September 30, 1994, and is continuing to market the remaining lots. CIVISTA has not yet finalized plans for the remaining 12.4 acres.

       During 1994, CIVISTA completed the sell out of the last six Park Madison homes and charged off the non-earning loan.

                            THE CIVISTA CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



       Transactions in the reserve for losses on real estate development assets are summarized as follows:

                                                                       YEARS ENDED SEPTEMBER 30,


                                                                1994               1993              1992
            Balance at beginning of year                    $   290,146           375,146             175,146
            Provision for losses                                564,487            50,000             200,000
            Losses charged off, net                          (  476,633)        ( 135,000)                 --
                                                            ------------      -----------        ------------

               BALANCE AT END OF YEAR                       $   378,000           290,146             375,146
                                                            ===========       ===========        ============



       Condensed statements of operations for CIVISTA's real estate development operations are as follows:

                                                                         YEARS ENDED SEPTEMBER 30,


                                                                 1994             1993              1992
            Income:
               Real estate development sales, net           $    962,781         1,436,939          2,687,045
               Interest income                                       849             5,936              6,250
               Other income                                      248,151             6,005             17,754
                                                            ------------      ------------       ------------
                                                               1,211,781         1,448,880          2,711,049
                                                            ------------      ------------       ------------

            Expenses:
               Cost of real estate development sales             951,998         1,325,200          2,666,046
               Interest expense                                       --                --             13,998
               Other operating expenses                        1,017,022         1,067,170          1,417,670
                                                            ------------      -----------        ------------
                                                               1,969,020         2,392,370          4,097,714
                                                            ------------      ------------       ------------

            Loss before federal income taxes                     757,239           943,490          1,386,665

            Federal income tax benefit                           265,034           327,863            471,466
                                                            ------------      ------------       ------------

               NET LOSS                                     $    492,205           615,627            915,199
                                                            ============      ============       ============

                            THE CIVISTA CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



11.    CUSTOMER DEPOSITS

       Customer deposit balances are summarized as follows (000's omitted):


                                               SEPTEMBER 30,                          SEPTEMBER 30,
                                                   1994                                   1993
                                    STATED RATE        AMOUNT      %        STATED RATE       AMOUNT      %

            Checking                 .00 -  3.00%  $  111,572    16.5%        .00-  3.00%    108,651    15.9%
            Money market            2.75 -  3.00       16,603     2.4        2.75-  3.00      16,729     2.4
                                                      -------     ---                        -------     ---
               Total transaction                      128,175    18.9                        125,380    18.3

            Savings                         2.75      308,747    45.5               3.00     310,074    45.3

            Certificates            2.80 -  2.99       10,313     1.5        2.90-  2.99      38,288     5.6
                                    3.00 -  3.99       65,117     9.6        3.00-  3.99      65,397     9.6
                                    4.00 -  4.99       46,775     6.9        4.00-  4.99      24,797     3.6
                                    5.00 -  5.99       43,470     6.4        5.00-  5.99      26,573     3.9
                                    6.00 -  6.99       48,047     7.1        6.00-  6.99      43,485     6.3
                                    7.00 -  7.99       18,179     2.7        7.00-  7.99      37,383     5.5
                                    8.00 -  8.99        4,801      .7        8.00-  8.99       5,486      .8
                                    9.00 -  9.99        2,053      .3        9.00-  9.99       2,161      .3
                                   10.00 - 10.99        2,954      .4       10.00- 10.99       4,572      .7
                                   12.00 - 12.99           --      .-       12.00- 12.99        473       .1
                                                      -------    ----                       -------     ----
                                                      241,709    35.6                       248,615     36.4
                                                      -------    ----                      --------     ----

               TOTAL                               $  678,631   100.0%                      684,069    100.0%
                                                   ==========   =====                      ========    =====

            WEIGHTED AVERAGE INTEREST
                RATE AT YEAR-END                                 3.51%                                  3.70%
                                                                =====                                  =====


       The components of interest expense were as follows (000's omitted):

                                                                         YEARS ENDED SEPTEMBER 30,


                                                               1994                1993                 1992
            Transaction accounts                          $    3,187               3,196                3,756
            Savings                                            8,656               8,821               10,353
            Certificates                                      11,250              12,326               17,694
                                                          ----------           ---------           ----------

               TOTAL                                      $   23,093              24,343               31,803
                                                          ==========           =========           ==========

                            THE CIVISTA CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



       At September 30, 1994, certificates of deposit summarized by year of maturity are as follows (000's omitted):

                                YEAR ENDING
                               SEPTEMBER 30,                  AMOUNT                %
                                   1995                  $   125,888               52%
                                   1996                       37,850               16
                                   1997                       16,685                7
                                   1998                       34,001               14
                                   1999                       20,970                9
                                2000 - 2004                    6,315                2
                                                         -----------             ----

                                    TOTAL                $   241,709              100%
                                                         ===========              ===



       Certificates of deposit issued in amounts of $100,000 or more totalled $18,513,000 at September 30, 1994.

12.    NOTES PAYABLE TO THE FEDERAL HOME LOAN BANK

       The notes payable to the Federal Home Loan Bank of Cincinnati are payable at maturity with interest rates ranging from 5.000% to 6.757% (weighted average 5.111%) at September 30, 1994. Under a blanket floating lien security agreement with the Federal Home Loan Bank of Cincinnati, Citizens Savings Bank is required to maintain as collateral qualifying first mortgage loans equal to 150% of the notes payable.

       Principal maturities for notes payable outstanding at September 30, 1994 are as follows by year of maturity:

                                   YEAR ENDING
                                  SEPTEMBER 30,                      AMOUNT
                                      1995                        $    9,500,000
                                      2006                               302,167
                                                                  --------------

                                      TOTAL                       $    9,802,167
                                                                  ==============

                            THE CIVISTA CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED




13.    MORTGAGE LOANS PAYABLE

       Mortgage loans payable are summarized as follows:

                                                               SEPTEMBER 30,           SEPTEMBER 30,
             TERMS                                                 1994                     1993
             Monthly installments of $34,276 including
             interest at 10.25%, maturing 2005.                $  3,542,279                3,587,934

             Monthly installments of $38,908 including
             interest at 10.25%, maturing 2005.                   4,020,963                4,072,789

             Monthly installments of $14,029 including
             interest at 10.375%, maturing 2006.                  1,456,879                1,473,148
                                                               ------------              -----------

                 TOTAL                                         $  9,020,121                9,133,871
                                                               ============              ===========


       The above loans are secured by real estate investment properties with book values of $11,262,993 at September 30, 1994.

                            THE CIVISTA CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



14.    FEDERAL INCOME TAXES

       As discussed in Note 1, CIVISTA adopted SFAS No. 109 as of October 1, 1993 on a prospective basis, resulting in no material cumulative adjustment to current net income or stockholders' equity. CIVISTA files a consolidated federal income tax return with its subsidiaries.
       Citizens Savings Bank has qualified under provisions of the Internal Revenue Code that permit it to deduct from taxable income an allowance for bad debts based on experience or a percentage of taxable income before such deduction. The differences between the statutory tax rates and the effective tax rates used in determining CIVISTA's tax provision are as follows (000's omitted):

                                                                    Years ended September 30,

                                                          1994               1993               1992

                                                               % of               % of               % of
                                                              pretax             pretax             pretax
                                                     Amount   income    Amount   income    Amount   income
                                                    -------   ------    ------   ------    ------   ------
            Computed "expected" tax rate            $ 5,984     35.0%    6,898     34.8%    5,111     34.0%
            Increase (decrease) in rate
              resulting from:
               Bad debt deductions                       --       --     ( 567)    (2.9)    ( 451)    (3.0)
               Losses on sales of real
                 estate owned, net and
                 provisions for losses                   --       --       247      1.2       601      4.0
               Tax-exempt mortgage interest              --       --        --       --     (  30)   (  .2)
               Other, net                                66      0.4       201      1.0       246      1.6
                                                    -------   ------    ------   ------    ------   ------
                                                    $ 6,050     35.4%    6,779     34.1%    5,477     36.4%
                                                    =======   ======   =======    =====    ======   ======


       The significant temporary differences included in the net deferred tax asset are as follows (000's omitted):

                                                                      September 30, 1994
                                                                      ------------------
            Deferred tax asset:
               Loan origination fees                                      $   1,000
               Reserve for loan losses                                          928
               Differences in pension expense                                   629
               Deferred income                                                  759
               Other                                                            915
                                                                          ---------
                 Total deferred tax assets                                    4,231
                                                                          ---------
            Deferred tax liabilities:
               FHLB stock dividends                                           1,062
               Tax reserves on loans                                          1,519
               Prepaid expenses                                                 173
               Differences in depreciation expense                              784
                                                                          ---------
                 Total deferred tax liabilities                               3,538
                                                                          ---------
                    Net deferred tax asset                                $     693
                                                                          =========

                            THE CIVISTA CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


       The net deferred tax asset at October 1, 1993, the date of implementation of SFAS No. 109, was $656,000. The difference between this balance and the $693,000 balance at year end results in the deferred benefit of $37,000. Prior year deferred tax benefits were calculated using the deferred income method, and have not been restated.

       Deferred federal income tax benefit resulted from timing differences in the recognition of income and expense for tax and financial statement purposes. The source of these differences and the tax effect of each are as follows:

                                                               YEARS ENDED SEPTEMBER 30,

                                                                1993              1992
            Deferred loan fees                             $(   350,343)        ( 452,952)
            FHLB stock dividend                                  85,150            91,280
            FHLB stock redemption                           (    25,856)        (  15,881)
            Lease financing                                 (    22,091)        (  46,145)
            Employee benefits                               (   296,635)        ( 238,583)
            Real estate partnerships                             19,651         ( 294,229)
            Other, net                                          363,124         (  36,490)
                                                            -----------        ----------

               TOTAL                                       $(   227,000)        ( 993,000)
                                                            ===========        ==========



       As required by SFAS No. 109, CIVISTA has determined that it is not required to establish a valuation reserve for the deferred tax asset since it is "more likely than not" that the deferred tax of $693,000 will be principally realized through future reversals of existing taxable temporary differences, future taxable income, and tax planning strategies. CIVISTA's conclusion that it is "more likely than not" that the deferred tax asset will be realized is based on a history of growth in earnings and the prospects for continued growth including an analysis of potential uncertainties that may affect future operating results. CIVISTA will continue to review the tax criteria related to the recognition of deferred tax assets on a quarterly basis.

                            THE CIVISTA CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



15.    SHAREHOLDERS' EQUITY

       The number of common shares and treasury shares reflect the two-for-one stock split of November 22, 1993.

       OTS regulations require savings institutions to maintain certain minimum levels of regulatory capital. An institution that fails to comply with its regulatory capital requirements must obtain OTS approval of a capital plan and can be subject to a capital directive and certain restrictions on its operations. At September 30, 1994, the minimum regulatory capital regulations require institutions to have tangible capital equal to 1.5 percent of adjusted total assets, a 3 percent leverage capital ratio and an 8 percent risk-based capital ratio.

       The 8 percent risk-based regulatory capital requirement is based solely on the credit risk weighting of the institution's assets. The OTS has issued a final regulation adding an interest rate risk component to the risk-based regulatory capital requirement. This regulation affects capital calculations beginning March 31, 1995.

       On December 19, 1992, the prompt corrective action regulations of the Federal Deposit Insurance Corporation Improvement Act became effective. These regulations define specific capital categories based on an institution's capital ratios. The capital categories are "well capitalized", "adequately capitalized", "undercapitalized", "significantly undercapitalized" and "critically undercapitalized". Institutions categorized as "undercapitalized" or worse are subject to certain restrictions, including the requirement to file a capital plan with the OTS, prohibitions on the payment of dividends and management fees, restrictions on executive compensation and increased supervisory monitoring, among other things. Other restrictions may be imposed on the institution either by the OTS or the FDIC, including requirements to raise additional capital, sell assets or sell the entire institution. Once an institution becomes "critically undercapitalized" it is generally placed in receivership or conservatorship within 90 days.

       To be considered "well capitalized", an institution must generally have a leverage ratio of at least 5 percent, a Tier 1 risk-based capital ratio of at least 6 percent and a total risk-based capital ratio of at least 10 percent.

       At September 30, 1994, Citizens Savings Bank exceeded all regulatory capital requirements.

       For federal income tax purposes, Citizens Savings Bank is allowed a bad debt deduction on taxable income and is subject to certain limitations based on aggregate loans and savings deposits at the end of the year. Retained earnings at September 30, 1994 and 1993 include approximately $31,158,000 which represents allocations of earnings for bad debt deductions for tax purposes only. If the amounts which qualify as deductions for federal income tax purposes are later used for purposes other than to absorb loan losses, including distributions in liquidation, they will be subject to federal income tax at the then current corporate tax rate.

                            THE CIVISTA CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



16.    EMPLOYEE BENEFIT PLANS

       A defined benefit pension plan covers substantially all employees. In general, benefits are based on years of service and the employee's compensation.

       CIVISTA also maintains a supplemental employee retirement plan in order to provide certain officers with retirement benefits which had previously been provided through the qualified pension plan's integration with Social Security. As a result of changes in the Internal Revenue Code, the plan's integration with Social Security was eliminated. In general, benefits are based on years of service and the employee's compensation.

       The following table sets forth the funded status of these plans as of July 31, 1994 and 1993 and the amounts recognized in the consolidated financial statements. There are no material differences in the following data as a result of using a July 31 instead of a September 30 measurement date.


                                                                         1994                    1993
            Actuarial present value of benefit obligations:

               Accumulated benefit obligation, including
                  vested benefit of $3,583,700 and
                  $3,186,000, respectively                        $    3,616,400                   3,216,400
                                                                  ==============            ================

               Projected benefit obligation                       $    6,935,100                   5,289,000

            Plan assets at fair value, primarily
               U.S. Government obligations, corporate
                  bonds and common stocks                              4,602,500                   4,545,700
                                                                  --------------            ----------------

            Unfunded  projected benefit obligation                 (   2,332,600)                 (  743,300)

            Unrecognized net losses subsequent to
               transition                                              2,636,300                     219,700

            Unrecognized prior service cost                        (     825,400)                 (  893,400)

            Unrecognized net liability being recognized over
               employees' average remaining service life                 229,200                     243,600
                                                                  --------------            ----------------

                   ACCRUED PENSION EXPENSE                        $(     292,500)                ( 1,173,400)
                                                                  ==============            ================

                            THE CIVISTA CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



       Net pension expense included the following components:

                                                                         YEARS ENDED SEPTEMBER 30,


                                                                 1994              1993              1992
            Service cost                                      $  564,500           366,000           341,900
            Interest cost on projected benefit obligation        429,200           364,400           332,100
            Actual return on plan assets                       ( 113,900)        ( 421,600)        ( 360,900)
            Net total of other components                      ( 220,600)           22,400         (  37,700)
                                                              ----------        ----------        ----------

               NET PENSION EXPENSE                            $  659,200           331,200           275,400
                                                              ==========        ==========        ==========



       Significant assumptions used in determining plan obligations and net pension expense are as follows:

                                                                  1994               1993             1992
            Expected long-term rate of return on assets            6.00%              7.75%            7.75%
            Weighted average discount rate                         6.00%              7.75%            7.75%
            Rate of increase in future compensation                5.00%              5.00%            5.00%
                                                                   ====               ====             ====


       In addition to pension benefits, CIVISTA provides certain health care benefits for retirees who have at least 15 years of full-time service and elect to continue health care coverage. CIVISTA will contribute the lesser of 75% of the monthly premiums or certain dollar caps based on whether the participants are eligible for Medicare. CIVISTA's postretirement health care plan is an unfunded plan.

                            THE CIVISTA CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



       CIVISTA's net periodic postretirement benefit cost including accrued postretirement benefit liability and accumulated postretirement benefit obligation are as follows:

                                                          Accrued                         Accumulated
                                                       Postretirement                    Postretirement
                                                     Benefit Liability                 Benefit Obligation

                                                    1994            1993              1994             1993
            BALANCE AT BEGINNING
               OF YEAR                        $(   808,126)    (    745,230)       (  1,017,868)   (   768,869)

            Recognition of components of
               net periodic postretirement
               benefit cost:
                  Service cost                 (    44,421)    (     31,280)      (     44,421)   (     31,280)
                  Interest cost                (    62,775)    (     60,798)      (     62,775)   (     60,798)
                  Net amortization             (     5,141)              --       (      5,141)             --
                                              ------------    -------------      -------------    ------------
                                               (   112,337)    (     92,078)      (    112,337)   (     92,078)

            Benefit payments                        33,447           29,182             33,447          29,182
            Unrecognized net gain (loss)                --               --            123,058    (    186,103)
                                              ------------    -------------      -------------    ------------

            Net change                         (    78,890)   (     62,896)             44,168    (    248,999)
                                              ------------    ------------       -------------    ------------

               BALANCE AT END OF YEAR         $(   887,016)    (   808,126)       (    973,700)   (  1,017,868)
                                              ============    ============       =============    ============


            Accumulated postretirement benefit obligation:
               Retirees                                                          $     228,400        252,445
               Fully eligible active plan participants                                 336,500        104,460
               Other active plan participants                                          408,800        660,963
                                                                                 -------------   ------------

                                                                                 $     973,700      1,017,868
                                                                                 =============   ============


       In determining these amounts, CIVISTA assumed in 1994 that future increases in health care cost trend rates would be 11.5% for the next several years and then decline gradually to 5.5% in 2000. In 1993, CIVISTA assumed that future increases in health care cost trend rates would be 11.5% for the next several years and then decline gradually to 5.5% in 2000. CIVISTA used 7.00% and 6.00% in 1994 and 1993, respectively as the discount rates for valuing these future payments.

       Based on the dollar caps which CIVISTA has in the plan, a one percentage point increase in the assumed health care cost trend rate would not increase the aggregate of the service and interest cost components of net periodic postretirement health care benefits cost.

                            THE CIVISTA CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



17.    STOCK OPTION PLAN

       In January 1993, shareholders approved the 1993 CIVISTA Corporation Stock Option Plan with 320,000 common shares authorized for grants of options and stock appreciation rights to full-time employees at the discretion of the Stock Option Committee of the Board. The option prices are fixed by the Stock Option Committee of the Board at not less than fair market value at the time the option is granted and no option has a life of more than ten years. Options are exercisable upon grant. The 1993 Plan superceded the previously existing stock option plan. Options granted under such previous plan remain outstanding and have terms identical to the 1993 Plan.


                                                       SHARES
                                                      AVAILABLE           OPTIONS         RANGE OF OPTION
                                                      FOR GRANT         OUTSTANDING       PRICE PER SHARE
            BALANCE, SEPTEMBER 30, 1991                  98,400            221,600       $ 7.44  -  $ 8.44

               Granted                               (   82,800)            82,800        14.25
               Exercised                                     --         (   21,600)        7.44  -     8.44
                                                    -----------        -----------      -------------------

            BALANCE, SEPTEMBER 30, 1992                  15,600            282,800         7.44  -   14.25

               Approved                                 320,000                 --
               Cancelled                             (   15,600)                --
               Granted                               (   32,600)            32,600        21.00
               Exercised                                     --         (   20,400)        7.44  -    8.44
                                                    -----------        -----------      ------------------

            BALANCE, SEPTEMBER 30, 1993                 287,400            295,000         7.44  -   21.00


               Exercised                                     --         (   13,200)        7.44  -   14.25
                                                    -----------        -----------      ------------------

            BALANCE, SEPTEMBER 30, 1994                 287,400            281,800       $ 7.44  - $ 21.00
                                                    ===========        ===========       =================

                            THE CIVISTA CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



18.    PARENT COMPANY

       Citizens Savings Bank's ability to pay future cash dividends to CIVISTA is limited by regulations and a dividend agreement with the Office of Thrift Supervision. By regulation, as long as Citizens Savings Bank has capital immediately prior to, and on a pro forma basis after giving effect to, a proposed dividend that is equal to or greater than the amount of its fully phased-in (July 1, 1996) capital requirement, Citizens Savings Bank can dividend 100 percent of its net income during a calendar year plus one-half of its surplus capital at the beginning of the calendar year. Under its dividend agreement, as long as Citizens Savings Bank exceeds its fully phased-in capital requirement, Citizens Savings Bank can dividend 100 percent of its net income for the prior eight quarters less cumulative dividends paid for such prior eight quarters.

       Condensed financial information of CIVISTA (parent company only) is as follows:


                                                        CONDENSED STATEMENTS OF CONDITION
                                                           SEPTEMBER 30, 1994 AND 1993
                                                                            1994                 1993
            ASSETS:
               Cash including short-term cash investments             $     6,628,994            3,442,478
               Investment securities with market
                 values of $4,013,000 and $6,052,000,
                    respectively                                            3,990,892            6,034,792
               Investment in Citizens Savings Bank, at
                 equity in underlying value of net assets                  62,284,041           60,710,905
               Investment in other subsidiaries, at equity
                 in underlying value of net assets                         18,093,461           12,217,399
               Real estate investment property, net                         8,850,531            8,940,873
               Other assets                                                 1,317,656            1,395,102
                                                                      ---------------         ------------

                 TOTAL ASSETS                                         $   101,165,575           92,741,549
                                                                      ===============         ============

            LIABILITIES AND SHAREHOLDERS' EQUITY:
               Mortgage loans payable                                 $     7,563,242            7,660,723
               Amount due CASNET                                            1,013,934            1,534,948
               Other liabilities                                              807,551              584,741

               Shareholders' equity                                        91,780,848           82,961,137
                                                                      ---------------         ------------

                 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $   101,165,575           92,741,549
                                                                      ===============         ============

                            THE CIVISTA CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



                       CONDENSED STATEMENTS OF OPERATIONS
                 YEARS ENDED SEPTEMBER 30, 1994, 1993 AND 1992


                                                                     1994             1993             1992
            Income:
               Cash dividends from Citizens Savings Bank       $    1,823,000      2,181,000        3,069,000
               Cash dividends from other subsidiaries                 693,000        371,250          429,000
               Interest income                                        320,442        214,186          203,780
               Real estate operations                               2,787,764      2,657,795        2,566,970
               Other income                                            27,404         22,517           71,601
                                                               ---------------   -----------      -----------
                                                                    5,651,610      5,446,748        6,340,351
                                                               --------------    -----------      -----------

            Expenses:
               Interest expense                                       789,721        799,302          807,921
               Real estate operations                               1,649,713      1,539,891        1,526,354
               Other                                                  987,164        659,199          645,774
                                                               --------------    -----------      -----------
                                                                    3,426,598      2,998,392        2,980,049
                                                               --------------    ------------     -----------

                 Earnings before federal income taxes
                    and equity in undistributed income
                    of subsidiaries                                 2,225,012      2,448,356        3,360,302
                                                               --------------    -----------      -----------

            Federal income taxes (benefit)                      (     102,000)    (   36,000)     (    47,000)
            Equity in undistributed income of subsidiaries          8,721,390     10,588,006        6,149,336
                                                               --------------    -----------      -----------

                 NET EARNINGS                                  $   11,048,402     13,072,362        9,556,638
                                                               ==============    ===========      ===========

                            THE CIVISTA CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



                       CONDENSED STATEMENTS OF CASH FLOWS
                 YEARS ENDED SEPTEMBER 30, 1994, 1993 AND 1992


                                                                     1994            1993              1992
            OPERATING ACTIVITIES:
               Net earnings                                    $ 11,048,402       13,072,362        9,556,638
               Adjustments to reconcile net earnings to net
                 cash provided by operating activities:
                    Equity in undistributed income of
                        subsidiaries                            ( 8,721,390)     (10,588,006)     ( 6,149,336)
                    Depreciation                                    477,693          429,316          399,595
                    Other                                           361,750            2,800      ( 1,004,722)
                                                               ------------     ------------     ------------

               NET CASH PROVIDED BY OPERATING
                 ACTIVITIES                                       3,166,455        2,916,472        2,802,175
                                                               ------------     ------------     ------------

            INVESTING ACTIVITIES:
               Return of investment in
                 subsidiaries, net                                1,170,540          411,085          888,604
               Purchase of investment securities                (   992,500)     ( 6,044,865)              --
               Maturities of investment securities                3,000,000               --               --
               Purchase of real estate investment
                 property                                       (   387,351)     (   268,883)     (   191,398)
                                                               ------------     ------------     ------------

               NET CASH PROVIDED (USED) BY
                 INVESTING ACTIVITIES                             2,790,689      ( 5,902,663)         697,206
                                                               ------------      -----------     ------------


            FINANCING ACTIVITIES:
               Mortgage loan payments                           (    97,481)     (    88,024)     (    79,482)
               Cash dividends                                   ( 2,270,658)     ( 1,739,662)     ( 1,429,228)
               CASNET, (repayment) borrowing                    (   521,014)       1,534,948               --
               Purchase of treasury stock                                --               --      (     2,449)
               Stock options exercised                              118,525          160,625          164,650
                                                               ------------     ------------     ------------

               NET CASH USED BY
                 FINANCING ACTIVITIES                           ( 2,770,628)     (   132,113)     ( 1,346,509)
                                                               ------------     ------------     ------------

               NET INCREASE (DECREASE) IN CASH
                 AND CASH EQUIVALENTS                             3,186,516      ( 3,118,304)       2,152,872

               CASH AND CASH EQUIVALENTS AT
                 BEGINNING OF YEAR                                3,442,478        6,560,782        4,407,910
                                                               ------------     ------------     ------------

               CASH AND CASH EQUIVALENTS AT
                 END OF YEAR                                   $  6,628,994        3,442,478        6,560,782
                                                               ============     ============     ============

                            THE CIVISTA CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



19.    QUARTERLY FINANCIAL DATA (UNAUDITED)

       Quarterly financial and per share data for the years ended September 30, 1994 and 1993 are summarized as follows:

                                                                 IN THOUSANDS (EXCEPT FOR PER SHARE DATA)


                                                                               QUARTERS

                                                         FIRST            SECOND         THIRD          FOURTH
            1994:
               Interest income                         $  13,823         13,447          13,369         13,570
               Interest expense                            6,171          6,015           5,992          6,127
               Provision for loan losses                      58             45              40             20
               Other income                                3,329          4,185           3,187          3,080
               Other expenses                              6,479          7,254           6,507          6,184
               Federal income taxes                        1,463          1,443           1,468          1,676
                                                       ---------       --------       ---------      ---------

               NET EARNINGS:                           $   2,981          2,875           2,549          2,643
                                                       =========       ========       =========      =========

               PER SHARE:                              $     .82            .78             .69            .73
                                                       =========       ========       =========       ========


            1993:

               Interest income                         $  14,579         14,036          14,008         13,996
               Interest expense                            6,502          6,195           6,249          6,416
               Provision for loan losses                     241            183             233            160
               Other income                                3,795          4,588           4,225          3,981
               Other expenses                              7,170          6,735           6,437          6,836
               Federal income taxes                        1,523          1,832           1,784          1,640
                                                       ---------       ---------      ---------       --------

               NET EARNINGS:                           $   2,938          3,679           3,530          2,925
                                                       =========       ========       =========       ========

               PER SHARE:                              $     .82           1.02             .98            .82
                                                       =========       ========       =========       ========


20.    FAIR VALUE OF FINANCIAL INSTRUMENTS

       Statement of Financial Accounting Standards (SFAS) No. 107, "Disclosures about Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments for which it is practicable to estimate that value. Where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. These techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. As a result, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in a current market exchange. SFAS No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of CIVISTA.

                            THE CIVISTA CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



       The estimated fair values of CIVISTA's financial instruments are as follows (000's omitted):

                                                                                 SEPTEMBER 30, 1994


                                                                           CARRYING                FAIR
                                                                            VALUE                  VALUE
            ASSETS:
               Cash including short-term cash investments               $     25,395              25,395
               Investment securities                                         133,499             129,961
               Mortgage-backed securities                                     94,069              88,806
               Mortgage loans                                                481,635             474,069
               Other loans                                                    23,602              24,067
               Federal Home Loan Bank stock                                    5,284               5,284

            LIABILITIES:
               Transaction and savings deposits                              436,922             436,922
               Certificates of deposit                                       241,709             242,476

               Notes payable to Federal Home Loan Bank
                  and mortgage loans payable                                  18,822              18,986


       CASH INCLUDING SHORT-TERM CASH INVESTMENTS. For cash and short-term cash investments, the carrying amount is a reasonable estimate of fair value.

       INVESTMENT AND MORTGAGE-BACKED SECURITIES. Fair values for investment and mortgage-backed securities are based on quoted market prices.

       MORTGAGE AND OTHER LOANS. For certain homogeneous categories of loans, such as some residential mortgages, and consumer loans, fair value is estimated using the quoted market prices for securities backed by similar loans, adjusted for differences in loan characteristics. The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit rating and the same remaining maturities.

       FEDERAL HOME LOAN BANK STOCK. The fair value is estimated to be the carrying value which is par. All transactions in the capital stock of the Federal Home Loan Bank of Cincinnati are executed at par.

       DEPOSITS. The fair value of transaction and savings deposits is the amount payable on demand at the reporting date. The fair value of certificates of deposit is estimated using rates currently offered for deposits of similar remaining maturities.

       NOTES PAYABLE TO FEDERAL HOME LOAN BANK AND MORTGAGE LOANS PAYABLE. Rates currently available to CIVISTA for debt with similar terms and remaining maturities are used to estimate fair value of existing debt.

MANAGEMENT'S REPORT
- -------------------
The management of The CIVISTA Corporation is responsible for the preparation and accuracy of the financial information presented in this annual report. These consolidated financial statements were prepared in accordance with generally accepted accounting principles, based on the best estimates and judgement of management.

CIVISTA maintains a system of internal controls designed to provide reasonable assurance that assets are safeguarded, that transactions are executed in accordance with CIVISTA's authorization and policies, and that transactions are properly recorded so as to permit preparation of financial statements that fairly present the financial position and results of operations in conformity with generally accepted accounting principles. These systems and controls are reviewed by our internal auditors and independent auditors.

The Audit Committee of the Board of Directors is composed of only outside directors and has the responsibility for the recommendation of the independent auditors for CIVISTA. The Audit Committee meets annually with internal auditors and our independent auditors to review accounting, auditing and financial matters. The independent auditors and the internal auditors have direct access to the Audit Committee.





Richard G. Gilbert
Chairman and
Chief Executive Officer


Jack R. Gravo
President

KPMG Peat Marwick LLP
Certified Public Accountants
1 Cascade Plaza, Suite 1110
Akron, OH  44308


                          INDEPENDENT AUDITORS' REPORT





The Board of Directors
The CIVISTA Corporation:

We have audited the accompanying consolidated statements of condition of The CIVISTA Corporation and subsidiaries as of September 30, 1994 and 1993 , and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended September 30, 1994. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The CIVISTA Corporation and subsidiaries as of September 30, 1994 and 1993, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 1994 in conformity with generally accepted accounting principles.

As discussed in Note 1(i) to the consolidated financial statements, the Corporation adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, on October 1, 1993.



KPMG Peat Marwick LLP

November 23, 1994

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III
                                    --------
ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS OF CIVISTA
- --------------------
PAUL G. BASNER, age 65, is Vice Chairman of the Board of CIVISTA, a position he has held since 1988. He is President and Chief Executive Officer of Citizens Savings, positions he has held since 1983 and 1993 respectively, and was Chief Operating Officer of Citizens Savings from 1983 to 1993. Mr. Basner first joined Citizens Savings in 1955 and has been a director of Citizens Savings since 1971.

KAREN S. BELDEN, age 52, is President and Co-owner of Easterday's Gift Shop and Florist in Canton, Ohio, positions she has held since 1982. Mrs. Belden has been a director of both CIVISTA and Citizens Savings boards since 1993.

JAMES T. DOUGHERTY, age 71, is a business consultant in Canton, Ohio. Mr. Dougherty was President of Forest Hill Cemetery Association until 1986. He has been a director of Citizens Savings since 1978 and a director of CIVISTA since 1988.

RICHARD G. GILBERT, age 74, is Chairman and Chief Executive Officer of CIVISTA, positions he has held since 1988. He is also the Chairman of Citizens Savings, a position he has held since 1971, and was Chief Executive Officer of Citizens Savings from 1958 to January 1993. Mr. Gilbert first joined Citizens Savings in 1947. He has been a director of Citizens Savings since 1954. Mr. Gilbert is also Chairman of all other CIVISTA subsidiaries.

JACK R. GRAVO, age 48, is President and a director of CIVISTA, positions he has held since 1988. He is Executive Vice President and Chief Operating Officer (since January 1993), and Chief Financial Officer (since 1980) of Citizens Savings. Mr. Gravo was Senior Vice President of Citizens Savings from 1980 to January 1993. He joined Citizens Savings in 1972 and became a director in 1991.

EMMANUEL D. PARADESES, age 60, is President and Chief Executive Officer of Citizens Savings Corporation, a subsidiary of CIVISTA, positions he has held since 1982 and 1993, respectively. He has been Senior Vice President-Marketing of Citizens Savings since 1980. Mr. Paradeses first joined Citizens Savings in 1967 and became a director in 1991. He has been a director of CIVISTA since 1988.

DONALD A. PEPPARD, age 77, is Chairman of the Board of Vail Industries, Inc. in Navarre, Ohio, a holding company whose subsidiaries engage in the manufacture of packaging materials. Mr. Peppard was President of Massillon Container Company, a manufacturer of packaging materials and a subsidiary of Vail Industries, Inc., until 1986. He has been a director of Citizens Savings since 1978 and a director of CIVISTA since 1988.

DONALD M. STEIN, age 78, is President of National Iron and Metal Company, an iron and metal broker and processor located in Canton, Ohio. He has been a director of Citizens Savings since 1965 and a director of CIVISTA since 1988.

JACK T. WHELAN, age 76, retired in 1982 as President of Ohio Paper Products Company, a can manufacturer located in Massillon, Ohio. He has been a director of Citizens Savings since 1978 and a director of CIVISTA since 1988.

F. STUART WILKINS, age 66, is a member of the Canton law firm of Krugliak, Wilkins, Griffiths & Dougherty, Co., L.P.A. He has been a director of Citizens Savings since 1967 and a director of CIVISTA since 1988.

EXECUTIVE OFFICERS OF CIVISTA
- -----------------------------
     Listed below are the elected officers of CIVISTA who are considered to be executive officers of CIVISTA. Officers are elected annually by the Board of Directors. All of the listed officers have held their positions with CIVISTA since August 17, 1988, except David A. Sarver who was elected Treasurer on January 17, 1990.

Name, Age                                         Business Experience
and Position with CIVISTA                         During Last 5 Years Other than with CIVISTA
- -------------------------                         -------------------------------------------

Richard G. Gilbert, 74                            Chief Executive Officer of Citizens Savings Bank from
Chairman and Chief                                1958 to January 1993, and Chairman of
Executive Officer                                 Citizens Savings Bank since 1971.

Paul G. Basner, 65                                Chief Executive Officer of Citizens Savings Bank since
Vice Chairman                                     January 1993.  President of Citizens Savings Bank
                                                  since January 1983.  Chief Operating Officer of
                                                  Citizens Savings Bank from January 1983 to January 1993.

Jack R. Gravo, 48                                 Executive Vice President and Chief Operating Officer
President                                         of Citizens Savings Bank since January 1993.  Senior Vice
                                                  President from 1980 to January 1993.
                                                  Chief Financial Officer of Citizens Savings Bank since 1980.

David A. Sarver, 43                               Vice President of Finance of Citizens Savings Bank
Vice President and Treasurer                      since 1987.

Janice R. Van Voorhis, 56                         Vice President - Administration of Citizens Savings Bank
Vice President and Secretary                      since 1986 and Corporate Secretary of Citizens Savings Bank  since 1978.

     Listed below are the persons who are elected officers of Citizens Savings Bank , CSC and CASNET who are also considered to be executive officers of CIVISTA.

Name, Age                                          Business Experience
and Position                                       During Last 5 Years
- ------------                                       -------------------
James T. Harbert, 52                               Chief Executive Officer of Crest Investments, Inc. since
President and Chief Executive Officer              January 1993.   President of Crest Investments, Inc.
Crest Investments, Inc.,                           since 1990.  Senior Vice President - Operations  of Citizens
Senior Vice President - Operations                 Savings Bank since 1979.
and Treasurer of Citizens Savings Bank

Emmanuel D. Paradeses, 60                          Chief Executive Officer of Citizens
President  and Chief Executive Officer             Savings Corporation since January 1993.
of Citizens Savings Corporation;                   President of Citizens Savings
Senior Vice President-Marketing of                 Corporation since 1982.  Senior Vice
Citizens Savings Bank                              President - Marketing of Citizens Savings Bank since 1980.

Jane A. Pope, 61                                   Senior Vice President-Lending Division of Citizens Savings
Senior Vice President                              Bank since October, 1990.  Previously Vice President -
Citizens Savings Bank                              Loan Closing and Processing Manager since 1980.

Thomas L. Tuersley, 51                             Chief Executive Officer of CASNET
President and Chief Executive Officer              since January 1993.  President and Chief
CASNET                                             Operating Officer of CASNET since 1987.

ITEM 11.         EXECUTIVE COMPENSATION

                             EXECUTIVE COMPENSATION

The following table sets forth the compensation of CIVISTA's chief executive officer and the other four most highly compensated executive officers of CIVISTA for each of the three fiscal years ended September 30, 1994, 1993 and 1992. CIVISTA officers are compensated by the subsidiaries of CIVISTA for which they principally provide services and not by CIVISTA.

=============================================================================================================
                           SUMMARY COMPENSATION TABLE
=============================================================================================================
                                                                                             LONG-TERM
                                                                                           COMPENSATION
                                                                                           ------------
                                                          ANNUAL COMPENSATION (1)             AWARDS
                                                          -------------------                 ------
                                                                                      SECURITIES UNDERLYING
                                                                                           OPTIONS/SARS
 NAME AND PRINCIPAL POSITION                 YEAR          SALARY           BONUS       (NO. OF SHARES) (2)
- -------------------------------------------------------------------------------------------------------------
 Richard G. Gilbert                          1994          180,000        $ 27,000             -0-
 Chairman and Chief Executive Officer -      1993          180,000          25,000             6,000
 CIVISTA; Chairman of all CIVISTA            1992          180,000          25,000            20,000
 subsidiaries

 Paul G. Basner                              1994          187,000          26,000             -0-
 Vice Chairman, CIVISTA;                     1993          170,000          20,000             5,600
 President and Chief Executive Officer -     1992          161,000          20,000            16,000
 Citizens Savings Bank

 Jack R. Gravo                               1994          135,000          21,000             -0-
 President, CIVISTA;                         1993          127,000          15,000             4,200
 Executive Vice President -                  1992          121,000          15,000            12,000
 Citizens Savings Bank

 Emmanuel D. Paradeses                       1994          134,000          19,000             -0-
 President and Chief Executive Officer -     1993          127,000          14,000             4,200
 Citizens Savings Corporation;               1992          121,000          15,000            12,000
 Senior Vice President - Marketing -
 Citizens Savings Bank


 James T. Harbert                            1994          107,000           9,700              -0-
 President and Chief Executive Officer -     1993          102,000           7,000             3,200
 Crest Investments;                          1992           97,000           7,000             7,000
 Senior Vice President - Operations -
 Citizens Savings Bank

- -------------------------------------------------------------------------------------------------------------

    (1) The aggregate amount of perquisites and other personal benefits received by any of the above-named executive officers in
        1994, 1993 and 1992 was minimal and did not exceed the amounts as to which disclosure would be required.

    (2) Although the 1993 Stock Option Plan (as well as its predecessor plan) permits the granting of stock appreciation rights
        (SARs), no SARs were granted during the fiscal years ended September 30, 1994, 1993 or 1992.

STOCK OPTIONS

No stock options or SARS were granted during the fiscal year ended September 30, 1994. The following table provides information regarding exercises of stock options during the fiscal year ended September 30, 1994 and outstanding stock options at September 30, 1994.

Pursuant to the merger agreement with FBOH, upon consummation of the merger, FBOH will assume the CIVISTA Stock Option Plans such that all outstanding options will remain outstanding and be exercisable for shares of FBOH common stock, with the number of FBOH shares and the option exercise price to be determined based upon the exchange ratio applicable in the merger.



===================================================================================================================================
            AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND
                       FISCAL YEAR-END OPTION/SAR VALUES
===================================================================================================================================
                                                                                 NUMBER OF SECURITIES     VALUE OF UNEXERCISED
                                                                                UNDERLYING UNEXERCISED        IN-THE-MONEY
                                                                                OPTIONS/SARS AT FISCAL      OPTIONS/SARS AT
                                                                                       YEAR-END             FISCAL YEAR-END

                                    SHARES ACQUIRED             VALUE                EXERCISABLE/             EXERCISABLE/
                                      ON EXERCISE             REALIZED              UNEXERCISABLE            UNEXERCISABLE
 Name                                    (#)                   ($) (1)                 (#) (2)                ($) (1) (2)
- -----------------------------------------------------------------------------------------------------------------------------------
 RICHARD G. GILBERT                      6,600                  95,025                  65,400                 1,799,950

 PAUL G. BASNER                                                                         65,600                 1,832,750

 JACK R. GRAVO                           4,200                  96,638                  48,000                 1,336,113

 EMMANUEL D. PARADESES                                                                  47,400                 1,317,550

 JAMES T. HARBERT                                                                       15,000                   372,850
- -----------------------------------------------------------------------------------------------------------------------------------

(1) The "value realized" on options exercised was calculated by determining the difference between the fair market value of the underlying shares at the exercise date and the exercise price of the option.  The "value of unexercised in-the-money options/SARs at fiscal year-end" was calculated by determining the difference between the fair market value of the underlying shares at September 30, 1994 and the exercise price of the option.  An option is "in-the-money" when the fair market value of the underlying shares exceeds the exercise price of the option.

(2) All unexercised options were fully exercisable at September 30, 1994.  Although the 1993 Stock Option Plan (as well as its predecessor plan) permits the granting of SARs, no SARs were outstanding at September 30, 1994.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

The Compensation Committee administers the executive compensation program for CIVISTA and its subsidiaries. A primary purpose of the Committee's actions is to provide incentive for the executives to manage CIVISTA's business effectively for the benefit of its shareholders. The Committee reviews all issues pertaining to executive compensation and submits its recommendations to the Board of Directors for approval. The components of executive compensation are annual salary, cash bonuses and, for selected executives, stock option grants.

The Committee determines and recommends the annual salary to be paid to Mr. Gilbert, Chairman and Chief Executive Officer, and, after considering the recommendation of Mr. Gilbert, the annual salary to be paid to each of the other executive officers. An executive's annual salary is based upon the Committee's and the Board's subjective judgment as to the executive's individual performance and contribution to the profitability of CIVISTA and its subsidiaries, considered in the context of the range of annual salaries of executives of comparably-sized financial institutions in CIVISTA's general geographic area. Profitability of CIVISTA and its subsidiaries and the market price of CIVISTA's shares also are considered by the Committee in recommending the annual salaries of executives, but no specific formulas or guidelines are utilized in considering such factors.

Cash bonuses are determined and recommended in accordance with the same procedures applicable to annual salaries. These bonuses are paid to executive officers and other key employees of CIVISTA and its subsidiaries, based upon company performance and perceived individual contribution. Company performance includes the profitability of CIVISTA and its subsidiaries on a consolidated basis, the market price of CIVISTA common shares, and the profitability of the CIVISTA subsidiary for which the executive or key employee provides services. The relationship of bonuses to individual and company performance reflects the general subjective judgment of the Committee and the Board of Directors rather than application of any specific formulas or guidelines.

During each fiscal year, a Stock Option Committee considers the granting of stock options to senior executives under CIVISTA's Stock Option Plan. Stock options are utilized as the primary vehicle for rewarding executives for the long-term achievement of company goals. The Stock Option Committee, consisting entirely of nonemployee directors of the Compensation Committee, meets annually to determine option grants for senior executives. In considering whether to grant options to an executive and in determining the size of the grant, the Stock Option Committee considers the individual's level of responsibility, performance, compensation and assessed potential as well as the historical option practices of CIVISTA.

The merger agreement with FBOH contains various limitations regarding executive compensation pending consummation of the merger. One of these provisions precludes the granting of merit increases to officers of CIVISTA and its subsidiaries who are parties to a Severance Agreement. The salary increases shown in the Summary Compensation Table for fiscal 1994 were determined in September 1993 and the effect of the merger agreement was to preclude the granting of merit increases that customarily would have been considered in September 1994. Another provision limits bonuses to executive officers and other employees to the aggregate of bonuses paid for fiscal year 1993 plus an agreed upon amount. Bonuses for executive officers for fiscal year 1994 were determined on the basis described above but subject to this merger agreement limitation. The merger agreement also precludes the granting of stock options subsequent to the time it was signed and no stock options were granted during fiscal year 1994.

                             COMPENSATION COMMITTEE

            Richard G. Gilbert, Chairman            Jack T. Whelan
            Paul G. Basner                          F. Stuart Wilkins
            Donald M. Stein


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Compensation Committee of CIVISTA is comprised of Messrs. Gilbert, Basner, Stein, Whelan and Wilkins. Mr. Gilbert is Chairman and Chief Executive Officer of CIVISTA and Chairman of all CIVISTA subsidiaries. Mr. Basner is Vice Chairman of CIVISTA and President and Chief Executive Officer of Citizens Savings.

STOCK PERFORMANCE GRAPH





                                   Graph Here





The above graph represents the five year cumulative total return on $100 invested on September 30, 1989 in CIVISTA common shares compared to $100 invested in all U.S. companies traded on NASDAQ or $100 invested in all savings and loan companies traded on NASDAQ. This graph shows that CIVISTA experienced a moderate return between September 30, 1989 and September 30, 1991. Between September 30, 1991 and September 30, 1993, CIVISTA's total return increased dramatically from $120 to $333. In 1994, CIVISTA's total return jumped to $583. The 1994 increase directly relates to CIVISTA's pending merger with FBOH. The index of all U.S. Companies traded on NASDAQ fell during the year ended September 30, 1990, but then rose to $117 and $131 in the years ended September 30, 1991 and 1992, respectively. From this point, the NASDAQ U.S. companies rose to $172 at September 30, 1993 and remained at this level at September 30, 1994. An index comprised of all savings and loan companies which are traded on NASDAQ showed a drop to $55 at September 30, 1990 before rising to $84 at September 30, 1991 and $116 at September 30, 1992. This was followed by a jump to $190 at September 30, 1993 and $218 at September 30, 1994. The dollar value of $100 invested at September 30, 1989 compared to September 30, 1990 through 1994, assuming immediate reinvestment of dividends, is as follows:

                                                          1989        1990         1991         1992         1993        1994
The CIVISTA Corporation                                 $  100         105          120          217          333          583
NASDAQ all U.S. Companies                                  100          74          117          131          172          172
NASDAQ Savings and Loan Companies                          100          55           84          116          190          218

PENSION BENEFITS

With the exception of Mr. Gilbert, each individual shown in the Summary Compensation Table is a participant in The CIVISTA Corporation Pension Trust, which is open for participation to all full-time officers and employees who have attained age 20-1/2 and have completed one year's service. Mr. Gilbert received his pension benefits during 1985 and Mr. Basner during 1994 when they reached the normal distribution age of 65 under the terms of the pension plan. Retirement benefits and participant contributions to the plan are in proportion to the participant's base rate of compensation which for executive officers is their annual salary. Benefits payable at the normal distribution age of 65 are reduced proportionately for service of less than 40 years. Funding costs in excess of participant contributions are met by investment of plan assets and contributions by CIVISTA's affiliates. Each individual shown in the Summary Compensation Table, except Mr. Gilbert and Mr. Basner, is also a participant in The CIVISTA Corporation Supplemental Employee Retirement Plan (SERP). During 1991, CIVISTA adopted the SERP to provide retirement benefits which had previously been provided through the qualified pension plan's integration with Social Security. As a result of changes in the Internal Revenue Code, the pension plan's integration with Social Security was eliminated. Benefits payable at the normal retirement age of 65 are reduced proportionately for service of less than 40 years. At September 30, 1994, the officers (other than Mr. Gilbert and Mr. Basner) shown in the Summary Compensation Table had years of credited service as follows: Mr. Gravo - 22 years; Mr. Paradeses - 28 years; Mr. Harbert - 26 years.

The estimated annual benefits payable upon retirement are as follows: Mr. Gravo $70,656; Mr. Paradeses $67,248; and Mr. Harbert $53,316. The amounts of estimated annual benefits assume: (a) that the participant remains in full-time service until the normal distribution age of 65; (b) that the participant's base rate of compensation continues at the same rate as that paid at September 30, 1994 (c) that the plan will be continued without substantial modification until retirement age; and (d) that the benefit will be received as a life annuity without provision for survivor payments.

It is the intent to merge the CIVISTA pension plan into FBOH's defined benefit plan. CIVISTA employees will be entitled to their accrued benefits as of the merger date (subject to vesting requirements) and will be credited with service for CIVISTA employment for participation and vesting purposes.

SEVERANCE PAYMENT AGREEMENTS

In 1989, the Severance Payment Agreements which had previously been entered into with officers of Citizens Savings were revised to add CIVISTA as a party. Each of the individuals named in the Summary Compensation Table is a party to such an agreement. The purpose of the Severance Agreements is to reinforce and encourage the continued attention and dedication of said officers to their assigned duties without distraction in the face of the potentially disturbing circumstances arising from the possibility of a change in control of CIVISTA or any operating company of CIVISTA. Benefits are payable only if a change in control has occurred and the officer's employment is terminated within one to three years, depending on the applicable Severance Agreement, after such change in control for reasons other than "just cause," "good reason," death or normal retirement.

The principal benefits to be provided to the officers under the Severance Agreements are (i) a lump sum severance payment equal to a full year's compensation multiplied by the years for which the Severance Agreement is written, or a lesser proportional number that relates to the attainment of age 65 (75 in the case of Mr. Gilbert and 66 in the case of Mr. Basner) by such officer; (ii) a lump sum in lieu of any further profit sharing or incentive compensation payments equal to 15% of a full year's compensation multiplied as stated in (i); (iii) a lump sum calculated to approximate the present value of the additional retirement benefits to which the officer would have become entitled had the officer remained in the employment of CIVISTA or an operating company for the same number of years used in computing the lump sum severance payment; (iv) continued participation in employee benefit programs such as group life, health and medical insurance coverage for the same number of years used in computing the lump sum severance payment; and (v) a cash payment equal to the difference between the exercise price of all outstanding stock options held by the officer on the date of his or her termination and the higher of the fair market value of CIVISTA's Common Shares on the date of termination or the highest price paid for CIVISTA's Common Shares in connection with the change in control.

Each Severance Agreement for the officers who have stock options outstanding has been amended, effective at the time of consummation of the merger with FBOH, to delete the section which provides for a cash payment in lieu of the right of the holder to exercise CIVISTA's stock options, as summarized in (v) in the preceding paragraph. The merger agreement provides that FBOH will assume CIVISTA's obligations under the Severance Agreements as so amended.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


                           OWNERSHIP OF COMMON SHARES

The following table sets forth, as of December 1, 1994, information concerning the number of CIVISTA common shares beneficially owned, directly or indirectly, by each director individually, by each executive officer named in the Summary Compensation Table, and by all directors and executive officers of CIVISTA as a group. The totals include shares owned individually, by or jointly with family members and in trusts, and shares acquirable within sixty days through the exercise of stock options.

==================================================================================================================
                                                                            SHARES BENEFICIALLY OWNED (1)
                 Name                                                     Number                 % of Total
- ------------------------------------------------------------------------------------------------------------------
            Richard G. Gilbert                                         150,026 (2)                   4.0 %
            Paul G. Basner                                              89,604 (3)                   2.4
            Karen S. Belden                                              5,798 (4)                    .2
            James T. Dougherty                                           3,360                        .1
            Jack R. Gravo                                               60,350 (5)                   1.6
            James T. Harbert                                            17,144 (6)                    .5
            Emmanuel D. Paradeses                                       57,456 (7)                   1.5
            Donald A. Peppard                                            3,360                        .1
            Donald M. Stein                                             69,000 (8)                   2.0
            Jack T. Whelan                                               3,432                        .1
            F. Stuart Wilkins                                           35,872 (9)                   1.0

            All directors and executive officers
              as a group (15 persons)                                  546,270 (10)                 14.4
- ------------------------------------------------------------------------------------------------------------------

    (1)  Each person has sole voting and investment power with respect to all shares shown except as otherwise indicated.

    (2)  Includes 2,000 shares owned by his wife for which he shares voting and investment powers, and 65,400 shares which he has the right to acquire within sixty days through the exercise of stock options.  Does not include 84,000 shares held in a family trust for the benefit of his children for which he does not have sole or shared voting or investment power and disclaims beneficial ownership.

    (3)  Includes 6,700 shares held in his wife's trust for which he shares voting and investment powers and 65,600 shares which he has the right to acquire within sixty days through the exercise of stock options.

    (4)  Includes 2,648 shares owned by her husband for which she shares voting and investment powers.

    (5)  Includes 10,816 shares owned by or jointly with his wife for which he shares voting and investment powers, and 48,000 shares which he has the right to acquire within sixty days through the exercise of stock options.

    (6)  Includes 2,144 shares owned jointly with his wife for which he shares voting and investment powers and 15,000 shares which he has the right to acquire within sixty days through the exercise of stock options.

    (7)  Includes 47,400 shares which he has the right to acquire within sixty days through the exercise of stock options.

    (8)  Includes 10,520 shares owned by his wife for which he shares voting and investment powers.

    (9)  Includes 11,296 shares owned by his wife for which he shares voting and investment powers, and 10,472 shares held in a trust for which he has shared voting and investment powers.

[FN]
    (10) Includes 60,616 shares owned by or jointly with spouses or held in a trust, for which members of the group share voting and investment powers, and 281,200 shares which the members of the group have the right to acquire within sixty days through the exercise of stock options.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


INDEBTEDNESS AND TRANSACTIONS OF MANAGEMENT

The following loan benefits are made available to employees of CIVISTA and its subsidiaries. Directors and executive officers are ineligible for these benefits except for balances outstanding at the time of passage of the Financial Institutions Reform Recovery and Enforcement Act of 1989 (FIRREA). Mortgage loans and home equity line-of-credit loans are made by Citizens Savings Bank in the ordinary course of business to employees secured by their principal residence. Except as described below, such loans are granted on substantially the same terms, including interest rates and collateral, as those prevailing for comparable transactions with the public at the time the loan is granted, and do not involve more than the normal risk of collectibility or present other unfavorable features. While an employee of CIVISTA or a subsidiary, interest on a mortgage loan on their principal residence is charged at the lesser of the loan contract rate or 3/4% above Citizens Savings Bank's weighted average cost of money. The rate charged on such loans averaged 4.08% during the year ended September 30, 1994. Interest is currently charged at the rate of 4.25% per annum. The rate charged on equity line-of-credit loans is 2 percentage points lower than the rate charged non-affiliated persons. Consumer loans are made at the lowest rate at which such loans are made to non-affiliated persons. Loans secured by a savings passbook account or a savings certificate are available to employees at a rate 1 to 2 percentage points lower than the rate charged non-affiliated persons.

Thomas L. Tuersley, President of The CASNET Group, Inc., has a mortgage loan on his residence, a consumer loan and a loan on a savings account for which he receives interest rates as described in the above paragraph. His largest aggregate amount of indebtedness since October 1, 1993 was $64,850 and his unpaid balance as of September 30, 1994 was $49,094 at a weighted average rate of 4.50%.

F. Stuart Wilkins, a director of CIVISTA, is a member of the law firm of Krugliak, Wilkins, Griffiths & Dougherty, Co., L.P.A. This firm renders legal services to CIVISTA and its subsidiaries. During the fiscal year ended September 30, 1994, fees paid by CIVISTA and its subsidiaries for legal services performed by this law firm did not exceed five percent of the firm's gross revenues for its last fiscal year.

                                    PART IV
                                    -------

ITEM 14.      EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. The following financial statements appear in Part II of this report:

                       Consolidated Statements of Condition
                          September 30, 1994 and 1993
                       Consolidated Statements of Operations
                          Years ended September 30, 1994, 1993 and 1992
                       Consolidated Statements of Shareholders' Equity
                          Years ended September 30, 1994, 1993 and 1992
                       Consolidated Statements of Cash Flows
                          Years ended September 30, 1994, 1993 and 1992
                       Notes to Consolidated Financial Statements
                          September 30, 1994, 1993 and 1992
                       Management's Report
                       Independent Auditors' Report

(a) 2. No financial statement schedules are filed with this report as the required information is inapplicable.

(a) 3. Exhibits
          2.1                Agreement of Affiliation and Plan of Merger.  (This document appears as Exhibit 99.1 to the Form 8-K as filed on August 16, 1994, and is incorporated herein by reference.)  CIVISTA agrees upon request to furnish supplementally the schedules to  the Agreement of Affiliation and Plan of Merger.

          3.1                Amended Articles of Incorporation of the Registrant.  (This document appears as Exhibit 3.1 to the Form
                             10-K for the year ended September 30, 1992 as filed by Amendment No. 1 to such Form 10-K under cover of
                             Form 8 as filed on March 23, 1993, and is incorporated herein by reference.)

          3.2                Code of Regulations of the Registrant.  (This document appears as Exhibit 3.2 to the Form 10-K for the year ended September 30, 1993 filed December 21, 1993 and is incorporated herein by reference.)

          4.1                Article Fourth of the Amended Articles of Incorporation and Article One of the Amended Code of
                             Regulations describe the rights of security holders.  See Exhibits 3.1 and 3.2 above.

          4.2                CIVISTA agrees upon request to furnish to the SEC copies of financial documents evidencing long-term debt, which debt in 1994 does not exceed 10% of the total assets of CIVISTA and its subsidiaries on a consolidated basis.

         10.1*               The CIVISTA Corporation Supplemental Employee Retirement Plan between CIVISTA and 11 key employees.
                             (This document appears as Exhibit 10.2 to the Form 10-K filed December 23, 1991 and is incorporated herein by reference.)

         10.2*               Stock Option Plan of The CIVISTA Corporation.  (This document appears as Exhibit 10.2 to the Form 10-K for the year ended September 30, 1993 filed December 21, 1993 and is incorporated herein by reference.)

         10.3*              The 1993 CIVISTA Corporation Stock Option Plan.  (This document appears as Exhibit 28 to the Form S-8 registration statement of the registrant, file number 33-59792, and is incorporated herein by reference.)

         10.4*              Severance payment agreements between The CIVISTA Corporation, Citizens Savings Bank and Richard G.
                            Gilbert, Paul G. Basner, Jack R. Gravo, James T. Harbert, Emmanuel D. Paradeses, Jane A. Pope and
                            Janice R. Van Voorhis.  (These documents appear as Exhibit 10.4 to the Form 10-K filed December 24,
                            1990 and are incorporated herein by reference.)

         10.5*              Severance payment agreement between The CIVISTA Corporation, The CASNET Group, Inc. and Thomas L.
                            Tuersley.  (This document appears as Exhibit 10.5 to the Form 10-K filed December 24, 1990 and is incorporated herein by reference.)

         10.6*              Severance payment agreement between The CIVISTA Corporation, Citizens Savings Bank and David A. Sarver.
                            (This document appears as Exhibit 10.5 to the Form 10-K filed December 22, 1992, and is incorporated herein by reference.)

         11.1               Computation of earnings per share.

         22.1               Subsidiaries of the Registrant.

         24.1               Consent of KPMG Peat Marwick

         27.1               Financial Data Schedule


       *  Management contract or compensatory plan or arrangement.

(b) On August 16, 1994, CIVISTA filed a Form 8-K reporting under Item 5 that CIVISTA had entered into an Agreement of Affiliation and Plan of Merger with First Bancorporation of Ohio (FBOH) on August 10, 1994, providing for the merger of CIVISTA into FBOH and the merger of Citizens Savings Bank of Canton, CIVISTA's savings and loan subsidiary, into The First National Bank in Massillon, a Stark County subsidiary of FBOH.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. Dated: December 12, 1994

                                                     THE CIVISTA CORPORATION



                                                  By  /s/ Richard G. Gilbert
                                                      ------------------------
                                                     Richard G. Gilbert
                                                     Chairman of the Board,
                                                     Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated. Dated: December 12, 1994



/s/ Richard G. Gilbert                               /s/ Jack R. Gravo
- ------------------------------                       -------------------------
Richard G. Gilbert                                   Jack R. Gravo
Chairman of the Board, Director                      President, Director
(Principal Executive Officer)                        (Principal Financial
                                                     and Accounting Officer)



/s/ Paul G. Basner                                   /s/ Donald A. Peppard
- ------------------------------                       -------------------------
Paul G. Basner                                       Donald A. Peppard
Vice Chairman of the Board,                          Director
Director




/s/ Karen S. Belden                                  /s/ Donald M. Stein
- ------------------------------                       -------------------------
Karen S. Belden                                      Donald M. Stein
Director                                             Director




/s/ James T. Dougherty                               /s/ Jack T. Whelan
- ------------------------------                       -------------------------
James T. Dougherty                                   Jack T. Whelan
Director                                             Director




/s/ Emmanuel D. Paradeses                            /s/ F. Stuart Wilkins
- ------------------------------                       -------------------------
Emmanuel D. Paradeses                                F. Stuart Wilkins
Director                                             Director

                                  EXHIBIT INDEX

Exhibit                                                         Paper (P)
- -------                                                         ---------
                                                              Electronic (E)
                                                              -------------
 11.1            Computation of Earnings Per Share.                 E

 22.1            Subsidiaries of the Registrant.                    E

 24.1            Consent of KPMG Peat Marwick.                      E

 27.1            Financial Data Schedule                            E