Form 10-K/A
period 1994-09-30
CIVISTA CORP
filed 1995-01-12
CIK 831486

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON D.C. 20549

                                FORM 10-K / A
             ----------------------------------------------------
               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended September 30, 1994        Commission file No. 0-17180

                           THE CIVISTA CORPORATION
- --------------------------------------------------------------------------------
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

         OHIO                                                       34-1574988
- ------------------------                                    -------------------
(STATE OR OTHER JURISDICTION OF                              (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                              IDENTIFICATION NO.)

100 CENTRAL PLAZA SOUTH, CANTON, OHIO                              44702-1403
- ---------------------------------------                     -------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                           (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:             (216) 456-7757
                                                            -------------------

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
                                              ---   ---

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





================================================================================

                           EXPLANATION TO FORM 10-K/A
                           --------------------------

This Form 10-K/A is filed to furnish an updated Independent Auditors' Consent as Exhibit 24.1, in order to clarify that the previous consent was intended to cover registration statements numbered 33-25925 and 33-59792, as set forth in the consent filed herewith.


                                  * * * * * *

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

         11.1                           Computation of earnings per share**

         22.1                           Subsidiaries of the Registrant**

         23.1                           Consent of KPMG Peat Marwick LLP

         27.1                           Financial Data Schedule.**


       *  Management contract or compensatory plan or arrangement.
       ** These documents appear as Exhibit 11.1, 22.1 and 27.1, respectively, to the Form 10-K filed December 12, 1994, and are incorporated herein by reference.

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

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


THE CIVISTA CORPORATION


By  /s/  Jack R. Gravo
    ------------------------------
    Jack R. Gravo
    President


Date:  January 12, 1995